Form 10KSB40
period 1999-12-31
PARTS COM INC
filed 2000-03-16
CIK 1096494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-KSB

(Mark One)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         -------------------------------

Commission File No. 000-28243


                                 parts.com, Inc.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)


                   NEVADA                                88-0344869
                   ------                                ----------
        (State or Other Jurisdiction                   (IRS Employer
      of Incorporation or Organization)              Identification No.)


            121 EAST FIRST STREET
              SANFORD, FLORIDA                                  32771
              -----------------                                 -----
    (Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number:(407) 302-1314
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such a shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    X
                                 ------- -------
                                   YES      NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's sales for the most recent fiscal year were $1,364,694.

The aggregate market value of the voting stock held by non-affiliates of the Company, (9,839,198 SHARES), based upon the average closing bid and asked prices of the Company's common stock on March 15, 2000, was approximately $125,450,000.

There were 23,128,706 shares of common stock outstanding as of February 29, 2000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS




                                     PART I

   Item 1.  Description of Business...........................................................................................1
   Item 2.  Description of Properties.........................................................................................10
   Item 3.  Legal Proceedings.................................................................................................11
   Item 4.  Submission of Matters to a Vote of Security Holders...............................................................11

                                    PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.............................................11
   Item 6.  Selected Financial Data...........................................................................................17
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations.................................................................................................17
   Item 8.  Financial Statements and Supplementary Data.......................................................................F-1
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................................................21


                                    PART III

   Item 10. Directors, Executive Officers of the Registrant, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act....................................................21
   Item 11. Executive Compensation............................................................................................23
   Item 12. Security Ownership of Certain Beneficial Owners and Management....................................................28
   Item 13. Certain Relationships and Related Transactions....................................................................29
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................................31
            Signatures........................................................................................................32


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained in this Annual Report on Form 10-KSB, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Form 10-SB on file with the Securities and Exchange Commission and other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Parts.com (the "Company") is a provider of turnkey electronic services designed to provide Internet-based business and on-line buying solutions. The Company has two principal divisions - "parts.com" and "ReallyKnow.com."

         The principal offices of the Company are located at 121 East First Street, Sanford, Florida 32771 and its telephone number is (407) 302-1314. Our web sites are located at www.parts.com, www.parts.net, www.theparts.com, www.theparts.net, www.miracomcorp.com, www.miracomcorp.net, www.miratouch.com., www.reallyknow.com.

         The Company was incorporated in Nevada on September 13, 1995, under the name I.E.L.S., Inc., which company had no material operations and whose common stock was traded on the OTC Electronic Bulletin Board. In September 1998, I.E.L.S. completed an exchange agreement with Direct Touch Research, Inc. ("DTR"), a closely held Florida corporation that also had no material operations. Pursuant to the exchange agreement, all outstanding shares of DTR common stock were exchanged for 5,542,000 shares of I.E.L.S. common stock. As a result, DTR became a wholly owned subsidiary of I.E.L.S. and I.E.L.S. changed its name to Miracom Corporation. On January 5, 2000, Miracom Corporation changed its name to parts.com, Inc. DTR was subsequently dissolved as a corporation in August 1999. As a result of this transaction, DTR stockholders became owners of approximately 61% of the Company's then outstanding common stock and assumed 100% control of the Company's board of directors. The effect of the transaction was a reverse acquisition of I.E.L.S. by DTR. The purpose of the transaction was to provide the founders of DTR with a more viable structure in the form of a publicly-traded company that would enable them to facilitate the growth of their business plan through acquisitions and to attract and retain necessary technical personnel. For additional information regarding the transaction, see "Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In September 1998, the Company acquired all of the assets, liabilities and business of United Equity Partners, Inc., a Florida corporation ("UEP"). In that transaction, the Company issued a total of 150,000 shares of common stock to UEP. UEP subsequently distributed those shares to its shareholders and UEP was dissolved in August 1999. For additional information regarding the transaction, see "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Also in September 1998, the Company acquired all of the assets, liabilities and business of MTV/Pinnacle Advertising Group, Inc., a Florida corporation ("Pinnacle"). In that transaction, the Company issued a total of 582,000 shares of common stock to Pinnacle. Pinnacle subsequently distributed those shares to its shareholders and Pinnacle was dissolved in August 1999. For additional information regarding the transaction, see "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In May 1999, the Company acquired all of the assets and business operations and assumed all the outstanding liabilities of LiveCode, Inc. ("LiveCode") a Florida corporation in exchange for 600,000 shares of the Company's common stock and a six-month non-interest bearing $20,000 promissory note in favor of the LiveCode stockholders. Effective September 30, 1999, the note was repaid by the issuance of 40,000 shares of the Company Common Stock. For additional information regarding the transaction, see "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In October 1999, the Company acquired all of the outstanding common stock of FlexRadio, Inc. ("FlexRadio"), a Florida corporation, in exchange for 6,200,000 shares of the Company's common stock which shares were issued to the shareholders of FlexRadio. For additional information regarding this transaction, see "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Market and Industry Overview

         The Internet is an increasingly significant global medium for communications, content and online commerce. The World Trade Organization estimated that the number of Internet users would likely be 300 million by 2000. Internet traffic is estimated to be doubling every 100 days, according to the U.S. Department of Commerce, equating to an annual growth rate exceeding 700%. E-commerce applications are increasing exponentially; market research firm Forester Research estimates that the total revenue from goods and services purchased over the Internet could exceed $3.2 trillion by 2003 (per Information Week Online, November 6, 1998). Reflecting their increasing functionality, accessibility and overall usage, the Internet and online services are evolving into an attractive commercial medium and a unique sales and marketing channel that can successfully compete with retail stores, mail-order catalogs and television home shopping networks. Online retailers can interact directly with customers and update their featured selections, shopping interfaces, product pricing and visual presentations on a continuous basis.

         AUTO PARTS INDUSTRY. The worldwide auto parts industry is large, growing and relatively fragmented. Business Week magazine estimates that the value of the auto parts market at nearly $600 billion ("Big Dents in Auto Parts," April 12,1999). As reported by Automotive News, there are six automotive parts suppliers worldwide with sales in excess of $10 billion each ("Biggest Suppliers Cleared Hurdles to Grow In 1998," June 21, 1999). The estimated United States market for automotive parts is $127 billion, as reported by Motor Equipment Manufacturer's Association (MEMA Market Analysis, The Report of the Vehicle Parts Industry). Although we are initially focusing on the United States market, we intend to make parts.com the business-to-business e-commerce parts exchange that eliminates the inefficiencies of current parts distribution methods through the maximization of the efficiencies afforded through the Internet. See "Our Strategy."

         DATA GATHERING AND MARKET RESEARCH INDUSTRY. The need for quantifiable information and computer equipment and data in the automotive industry is growing rapidly. Automotive News reported that the market for these products amounted to $900 million in 1998 ("Small Computer Firms Are Making Inroads," March 2, 1998). For many years, dealers have relied on information from Arbitron radio surveys, Nielsen Diaries or a particular broadcast "representative" that somehow instinctively knew each particular automobile dealer's market. We intend to make ReallyKnow.com one of the leading real time electronic data gathering businesses.

Our Strategy

                                   Parts.com

         We commenced development of our parts.com division in March 1998 and our parts.com web site went "live" on January 23, 2000. We developed our parts.com division to capitalize on the unrealized opportunities in business-to-business e-commerce by bringing new value to suppliers, buyers and distributors. We intend to use the parts.com proprietary technology and logistics model to bring strong brand recognition, customer loyalty and supplier relationships in the on-line auto parts industry. We believe our e-commerce business-to-business model will be superior to that of the capital and real estate-intensive, traditional original equipment manufacturer component business.

         Our initial focus of operations for our parts.com division is the automotive component industry with our e-commerce web site located at www.parts.com. We believe the automotive industry is particularly well-suited for on-line services for the distribution of automotive parts and accessories (hereinafter collectively referred to as "automotive parts") for several reasons. First, it is an existing business community linked on-line for the distribution of automotive parts. Second, there is a large market for automotive parts. Third, the national, regional and local dynamics are excellent for implementing our Internet-based business model. Fourth, we perceived a need in the automotive parts industry for a more efficient method to access inventory and distribute automotive parts because there exists no standardized means of communication between businesses in that industry. We believe our business model will afford us a competitive advantage over the current methods of warehousing, distributing and ordering of automotive parts. We have designed our Internet-based business model to provide access to a "virtual" inventory of automotive parts. We anticipate that our Internet-based business model will offer cost advantages to both the supplier and buyer of automotive parts as a result of: improving inventory management by having access to "real time" information on inventory status and sales trends; minimizing the time and labor involved in trying to locate a part; improving margins on automotive parts for certain automotive businesses by providing them access, through parts.com, to the inventory of manufacturers of automotive parts who are part of the parts.com automotive parts community.

         Through parts.com, we intend to make the supply chain operate more efficiently and more profitably for customers than the current distribution system. Currently, automobile dealerships, service centers and garages order automotive parts from certain "middle men" such as warehouse distributors (i.e., NAPA, Carquest, General parts, etc.), "jobbing stores" (i.e., Anderson Wholesale, Barnes Motor & parts, etc.), and retailers (i.e., Pep Boys, Auto Zone, Discount parts, etc.). Each warehouse distributor has its own platform and software managing its inventory and sales information. There are currently many such different systems and a customer's operating system must be compatible with that of the vendors from whom they buy parts. Auto parts are warehoused by distributors in regional or district warehouses and are transported to local stores and thereafter local service centers or garages. These storage and transportation costs are factored into the price of the parts. When a dealer or garage needs a part that they do not have on hand, they may have to call several warehouses, jobbers, retailers or other service centers or garages before locating the part - all of which is time consuming and labor intensive. If parts they do not have on hand are required for different vehicle lines (i.e., Ford, Subaru, Chevrolet), then the same calls must be made for each part to several different sources. Once the part is located, the buyer and the seller then have to process the order, and the seller must collect the funds - all of which is time consuming and labor intensive.

         In addition, automobile manufacturers normally sell to large retailers and warehouse distributors only, while other automotive businesses are normally restricted from buying product directly from those manufacturers because they do not order on the same volume as large retailers and warehouse distributors. parts.com plans to include in its parts.com inventory base OEM inventory (i.e., parts sold by Ford, Chrysler, General Motors and other automobile and truck manufacturers) and aftermarket inventory which automotive businesses such as dealerships, service centers and garages can access directly without having to order from the warehouse distributor or other "middle man." The benefits to both the manufacturer and the buyer are two-fold. On the manufacturer's side, through the parts.com web site, the manufacturer will be able to track in "real time" sales from the point-of-sale of its parts inventory and plan its manufacturing and inventory needs accordingly. Currently, manufacturers rely on information provided on a delayed basis by retailers and warehouse distributors who are the middle men providing product to other automotive businesses. As a result, manufacturers and warehouse distributors must maintain certain levels of inventory at all times to meet demand. Inventory that is not utilized in a certain period of time, must be replaced with updated inventory - thus necessitating write-offs. The manufacturer may also increase its margin on products sold through Parts.com since it will not have to factor in the mark-ups of various middle men down the distribution chain. On the buyer's side, the buyer will have access to the additional part numbers provided by the manufacturer and potentially better prices (and therefore better margins) than it could get by buying products from a warehouse distributor or a retailer.

         Our strategy is to provide a more efficient mechanism for: communication between customers and suppliers; locating parts; delivering those parts to the customer through our suppliers; increasing sales for the dealerships, service centers and garages; processing orders for parts; tracking inventory and sales trends in "real time" to enable suppliers to more accurately project inventory needs in market areas. We intend to accomplish this by using the Internet to create a "standardized" means of communication by linking manufacturers, warehouse distributors, dealerships, service centers and garages, providing them access to a "virtual" inventory of automotive parts where they can enter into our parts.com site, locate the parts they need and order them from the nearest available source, and process those orders - thus saving time and labor costs in the search for and ordering of parts. We intend to make available real-time information on inventory location and availability to both buyers and sellers of parts via the Internet. Our site offers "real-time" information on the availability of inventory and the type of parts actually being sold and the geographic locations of those sales. We anticipate that such point-of-sale information will assist parts suppliers in the planning of production schedules and inventory strategies-focusing on inventory that is in demand and decreasing inventory that is slow-moving, and thus decreasing over-all inventory carrying costs and potential write-offs of over-stocked parts. In addition, labor-intensive menial tasks such as phone calls, sales history review, and inventory charting will be replaced with the advent of real-time inventory data. Labor associated with the processing of transactions will be minimized as our e-commerce site will process transactions and deposit sales proceeds directly into the vendor's account.

         parts.com utilizes a unique business model concurrent with our e-commerce web site to reward suppliers throughout the network chain. We have divided the United States into various regions. Each region has three levels of suppliers for 34 vehicle lines. Examples of vehicle lines are Chrysler, Ford, Chevrolet, Dodge, Nissan, Jeep, Eagle, Mercedes Benz, etc. Each region will have one Platinum Supplier for each vehicle line. The Platinum Supplier will have the first opportunity to pick, pack, ship or deliver all parts orders which originate in its region and vehicle line responsibility. If the Platinum Supplier cannot fulfill an order or portion of an order as a result of not having the part available or not being able to fulfill the order within the customer's time parameters, the order will then be automatically referred to the next level of supplier, the "Gold Supplier."

         The Gold Supplier Network will be comprised of a much broader base of suppliers who reside within the same regions as the Platinum Suppliers and support the same product lines. The Gold Supplier will act as a fail-safe or secondary fulfillment source if the Platinum Supplier does not have or cannot timely deliver the part. The broad base of Gold Suppliers within a region will also facilitate meeting a customer's time-sensitive delivery deadlines. Certain ratios are applied for the Platinum Supplier to share in the sale generated by the Gold Supplier.

         Completing the supply chain is the Silver Supplier Network, which will serve as the ultimate fail-safe parts locator network and back-up to the Gold Supplier Network. The Silver Supplier will be the final source to which a parts request will default in the rare instance when neither the Platinum Supplier nor the Gold Supplier can fulfill an order. If an order is filled by a Silver Supplier, both the Gold Supplier and the Platinum Supplier participate in the revenue generated from that sale.

         The Company sets the price at which suppliers will fill orders from their inventory in retail and wholesale transactions conducted through parts.com, which price is a percentage (set by parts.com) over the supplier's cost for the automotive part. The only variables for the pricing model are shipping costs which may vary from region to region, and the supplier's cost if that cost should vary from region to region. Platinum Suppliers receive an overriding percentage transaction fee on all orders in their respective regions (even if they do not pick, pack and ship the orders). Platinum Suppliers do not necessarily have first pick on all orders within their region. Speed of delivery and availability of product will dictate whether the Platinum, Gold or Silver Suppliers will fulfill the order. Since parts.com customers ultimately determine the time frame in which they need the product, our system will route the order to the closest member-dealer that can fulfill the order within the specified time parameters, regardless of dealer/supplier status.

         Thus, our business model creates a "virtual inventory" to those seeking automotive parts and accessories and likewise increases the probability of locating a part. Dealerships, service centers and garages can save the expense of carrying duplicative inventory and inventory that is not commonly needed. Our business model offers better cash flow management by limiting multi-layers of labor. We process the orders, collect payment and distribute the revenue from the suppliers' sales directly to their accounts. They can track in real-time the sales orders fulfilled, the potential orders missed by that location, inventory source and the status of their respective inventories.

         Initially, our revenue for parts.com will be derived from capturing a small transaction fee on each business-to-business and consumer sale and from charging supplier/territory fees for signing up as Platinum, Gold or Silver suppliers. Additional revenue streams that we wish to develop in the future as we further enhance our parts.com and Really.Know.com products are: collecting service fees for the use of software applications that we make available through parts.com (i.e., vendor-managed inventory applications, VIN identification packages); license fees to other service industries, associations or companies that may desire to use our system to develop and operate portals for products; fees for web-enabling/integrating organizations to the Internet in connection with our parts.com system; fees for providing virtual training sessions; fees for advertising and real-time trend reporting; subscriptions for reports on buying habits, sales, lost sales, trends, etc.

         As of February 29, 2000, parts.com has signed up approximately 104 franchised dealerships throughout the United States, representing approximately 34 vehicle lines. Many of these dealers have multiple locations for several different automotive lines and they have signed contracts as Platinum and/or Gold Suppliers. Some Platinum Suppliers are also Gold Suppliers in certain defined market areas. Of those dealerships, there are approximately 81 Platinum Suppliers and 102 Gold Suppliers. In addition, parts.com has Platinum and Gold contracts pending with many other dealerships across the United States. Furthermore, parts.com has identified several international automotive parts suppliers with a view to penetrating markets outside of the United States. Although parts.com has had discussions and meetings with the international suppliers, there are no executed or pending contracts.

                                 ReallyKnow.com

         We formed the ReallyKnow.com division in 1999 for the purpose of revolutionizing the market research industry through our patent-pending technologies by offering real-time data gathering capability. We commenced development of the Miratouch product in 1998, initially as on-site kiosks and most recently as PC-based software. Both versions feature a touch-screen on-site survey used in conjunction with value added read/write business cards of accurate, unbiased, concrete facts for use by a myriad of businesses. While the concept of on-site surveys is not new, the touch screen on-site survey is in its infancy. Department/specialty stores, grocery/supermarkets, hotels, restaurants/food service, retail, sporting events, theatres and many more industries all benefit from real-time data gathering. We believe that the Miratouch product can save both time and money over the conventional face-to-face interviewing, mail surveys or costly one time customized research. All software application changes (Questions and Answers, Reports) are handled entirely through on-line technology. This reduces time-consuming and costly travel expenses and allows Miratouch clients to change the questions to address different needs. ReallyKnow.com's latest addition, FlexRadio, offers a radio frequency detection device that is designed to provide real time data, superior research, technical proficiency and market analysis.

         Our revenue from our ReallyKnow.com product initially will be derived from three sources: First, sales to dealerships of the research system. Second, sales of value business cards to automobile dealerships for their salesmen to use in connection with our research system. Each business card will have a magnetic strip and when given to the customer, the customer will be offered incentives to participate in the on-line survey. Points will be recorded on the magnetic strip each time the customer inserts the card into the Miratouch system and answers survey questions. Points can be redeemed for promotions - such as free or discounted oil changes, car washes, etc. The third revenue stream is derived from consulting services when we are retained by dealerships to interpret the data gathered through our Miratouch system.

         With regard to the Company's ReallyKnow.com (Miratouch) product, as of February 29, 2000, the Miratouch system has been installed in two dealerships in Florida, one in Ohio and one in Massachusetts.

         The Company's FlexRadio product of its ReallyKnow.com division is designed to provide real-time marketing information through tracking the radio listening habits of consumers. The Company's target market for our FlexRadio technology is any industry sector that relies upon qualitative and quantitative information pertaining to the listening habits of consumers (i.e., radio, automotive and advertisers). Consumers may in fact resist having their listening habits monitored. At the time they purchase a vehicle, consumers will be notified of the monitoring device; they will be presented with a form which, if they elect to have the monitoring device activated, will indicate their acknowledgement and consent in writing prior to activation. Consumers will also have the option to deactivate the device at any time. While it remains to be determined at what point the FlexRadio monitoring device will be installed in the automotive radio, whether at the dealerships or at the manufacturing level, it is the Company's goal to have the system installed by the automobile manufacturer.

Our Solution

         With our parts.com division, businesses and customers enter the parts.com domain through our Internet site. To purchase auto parts, buyers simply click on a buy button and follow prompts that guide them in supplying shipping and payment information. In addition to ordering parts, buyers can post request for proposals/request for quotes, conduct targeted searches for hard to find auto parts, browse through highlighted selections of the web site, shop for accessories, read and post reviews on automobiles and automobile parts, register for personalized services, participate in promotions and check their order status. Suppliers can post overstocked or obsolete parts, post catalogs and display their company news instantly. A patent application is pending. See "Intellectual Property."

         Our ReallyKnow.com division provides a real-time electronic data gathering system (Miratouch) that permits real time data gathering and market analysis of consumer information. The Miratouch kiosk is an automated computer-assisted marketing research product that is conducted on-site at a merchant's location and online through use of the Internet. With the Miratouch solution, the merchant can receive collected marketing research results on-demand. We believe that we have created multiple user-friendly front-end designs (i.e., user interfaces) which allow customers the ability to offer different looks, types of information and varied narration, develop the applications, customize the hardware and create reporting via the Internet to maximize usage of our system. A patent application is pending for the Miratouch system and its related intellectual property. The Company has also filed and is awaiting registration for Miratouch trademarks and copyrights. See "Intellectual Property."

Our ReallyKnow.com's FlexRadio division will rely upon a technology for which we have a pending patent, namely the installing of data transmission units in automobiles to monitor radio-listening habits on a real time basis. See "Intellectual Property."

Sales and Marketing

         Through our parts.com division, our goal is to be the worldwide source for automotive parts. Our marketing strategy is designed to strengthen the parts.com brand name, increase customer traffic to the parts.com store, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. parts.com provides increasingly targeted and customized services by using the extensive customer preference and behavioral data obtained through its online sales. As a marketing channel, the Internet has proven to be unique in facilitating rapid and effective experimentation analysis, instant user feedback and efficient "redecorating of the store" for each customer. We intend to employ a variety of media, program and product development and value added promotional activities to achieve our marketing goals for parts.com. We intend to place advertisements on various high profile and high-traffic conduit Internet sites. We also plan to extend parts.com's market presence through an Affiliates Program, that we hope will grow to include thousands of enrolled members. The program will enable Affiliate web sites in each product category to offer parts to their customer base for fulfillment by parts.com.

         Our marketing program for parts.com to date has included several direct mail campaigns to the 22,000 dealer/supplier candidates throughout the United States for our parts.com e-commerce exchange. We have taken out full-page advertisements in one of the leading automotive dealer trade publications (Automotive News). We plan on attending industry trade shows and conventions and recently presented an exhibit booth at one of the automotive industry's largest conventions, the National Automobile Dealers' Association Convention held in Orlando, Florida in January 2000. We are presently developing the future implementation of a mass communications marketing campaign which will include television and radio.

         ReallyKnow.com's marketing strategy incorporates plans to sell its products through several channels including conventions, advertising agencies, direct mail, print, outbound telemarketing and referrals. ReallyKnow.com's advertising and promotion plan is to position itself as one of the leaders in real time electronic data gathering. ReallyKnow.com will use media strategies that include: developing a program to advertise its message, image and products in trade magazines; developing a video/direct-mail campaign targeted at specific audiences that benefit from utilizing ReallyKnow.com's research products and services; developing relationships with advertising agencies with respect to their hardware and software and enhancing these agencies' performance which will enable them to maintain long-term relationships with their clients.

         As of this date, we have created marketing materials for ReallyKnow.com and distributed them to over 22,000 auto dealers throughout the United States in order to market the product and assess potential levels of customer interest. We have also placed demonstration units with various automobile dealerships to gather feedback from the dealers regarding the effectiveness of the user interface and web-enabled software. Based upon the feedback from these demonstration units and upon consulting with several focus groups, we have created a newer release of our product which is due to be introduced into the marketplace shortly. We also showcased our latest ReallyKnow.com product at the National Automotive Dealers' Association convention held in Orlando in January 2000.

Customers

         For our parts.com division, most of our initial customer base has been Original Equipment Manufacturer ("OEM") dealerships locating parts for their business trading partners, as well as their at-location customers. Shortly, we expect to see our OEM dealerships begin to source after-market parts direct from manufacturers utilizing the parts.com business model. Finally, by allowing buyers to list "want ads" for hard-to-find items and suppliers to post over-stocked or obsolete products, parts.com should be positioned to realize a significant source of revenue through its trade-out/auction service as well.

         We believe our ReallyKnow.com's initial market segment will be the retail automotive industry where Automotive News estimates that there are more than 23,000 new car dealers, 70,000 used car dealers, 130,000 automobile repair and service shops and 22,000 rental car locations in the U.S. The expansion markets for the ReallyKnow.com market research include:

-        supermarkets;
-        hotels/motels;
-        restaurants and food service companies;
-        retailers;
-        sporting event/attraction companies; and
-        theatres and others.

         We expect the typical customer of ReallyKnow.com's real-time electronic data gathering technology business products to be people who control the expenditure of advertising and marketing dollars for their companies and people who currently use advertisements to generate sales leads.

Competition

         Competition for our parts.com business comes from a variety of other online companies. These competitors could include:

- various online parts sellers and vendors of other component based products;
- indirect competitors specializing in online commerce or deriving a substantial portion of their revenues from electronic commerce who may offer component parts as an extension to their existing product lines; and
- manufacturers and retail vendors of parts and accessories, including large specialty parts sellers that have significant brand awareness, sales volume and customer bases.

         Toyota and Republic Industries have recently announced their intention to devote resources to online commerce in the near future. HyundaiUSA.com has already launched an Internet web site to sell auto parts online. partsVoice has begun locating a number of auto parts through an online web site for dealers. Additionally, traditional "brick-and-mortar" companies like CSK Auto and Haun Automotive have already built e-commerce sites. Advance Auto parts and CSK Auto recently announced a joint venture to launch an internet web site. GA eXpress, a provider of enterprise-wide database solutions and data migration tools, announced in February 2000 that it will partner with The Reynolds and Reynolds Company, a provider of information systems, to develop a system whereby automotive retailers may engage in eCommerce and exchange data via the Internet with trading partners.

         In February 2000, the "Big 3" Automakers (General Motors, Ford and DaimlerChrysler) announced that they would join forces to create an auto parts procurement network on the internet, combining Ford's current exchange, run by Oracle, and GM's exchange, run by Commerce One. This network will focus on the procurement, manufacture and distribution of parts to be used for the production of new vehicles. The primary area of focus for parts.com is one which parts are being procured, manufactured, and distributed in order to replace original parts when they fail. Although these two areas have some overlap, they are completely different with respect to operations - so different, in fact that each is a separate industry within itself.

         The manufacturers are the companies that actually make the majority of the parts for the "Big 3". This exchange alliance (unnamed at present) between the "Big 3" will strive to create a standard means of communication and purchasing process between the "Big 3" and manufacturers that supply them.

         It is important to note that the "Big 3" cannot circumvent their existing dealerships with regard to new car sales and automotive parts sales, due to the strength of the state franchise laws and current dealership sales and service agreements between the "Big 3" and their dealer network. Nearly every state has legislation with respect to dealer operating policies and procedures, thus mandating that new vehicle sales and original equipment manufacturer parts must be sold through a state licensed franchised dealer.

         As a result of the foregoing, the Company does not believe that the "Big 3" alliance will have a significant negative impact on its operations.

         The global automobile parts industry is estimated to be a $600 billion industry. We are focusing initially on the domestic market. However, the Company's web site went "live" on January 23, 2000 and, to date, has no significant market penetration. The information on market share of various types of automotive parts sellers who sell via the Internet is based solely on our internal estimates.

         --       On-line parts sellers (those who sell exclusively over the
         Internet). We believe that currently no on-line parts seller (or even a group of on-line sellers) has more than 1% of the global $600 billion automotive parts industry.

         --       Manufacturers. It is our belief that on-line sales by
         manufacturers of automotive parts represent 10% of market share.

         --       Retailers. Presently, we believe that there exists only two automotive parts retailers (CSK Auto and Advance Auto) that expect to generate significant revenues on the Internet.

         --       Warehouse Distributors.  Currently, we are aware of three
         warehouse distributors taking initiative to generate significant revenues from the Internet and they include: Hahn Automotive Warehouse (operating independently), Motor Age, Inc. and The parts House (operating jointly to fulfill Wrenchead.com's orders - an on-line seller). We estimate the total market share for those three companies at less than 1%.

         --       OEMs (Ford, Toyota, Chrysler, etc.). We believe that these companies are very limited in selling parts through the Internet directly to consumers because of existing franchise agreements with their dealership networks.

         Although our belief is speculative, we believe that over-all our business model will prove to have a competitive edge over that of our current and potential competitors because our parts.com system is not designed exclusively for the automotive parts industry but is adaptable to any parts industry (i.e., consumer electronics, airplanes, appliances, computers, marine products, housewares, etc). Thus, once our model is proven in the automotive parts industry, we plan on expanding it to other types of parts. Further, we believe our name and web site, "parts.com," is adaptable to any parts industry, not only automotive parts (unlike names such as "Wrenchead.com"), and the building of our brand name will be leveraged by its adaptability to any kind of part. For example, once we expand into other parts industries, anyone needing a part can log onto the Internet with the word "parts.com" or "parts.net" and will access our site.

         Competition for ReallyKnow.com exists from some companies in a broad sense related to the data research gathering industry. Companies such as Nielsen Media Research, The Arbitron Company, JD Power and Associates all produce research largely through telemarketing. These companies however, do not produce statistical data in a real-time format. We believe our Miratouch solution is the first "real-time" web-enabled research data gathering system that will be made available to automobile dealerships through which they will be able to accumulate qualitative and quantitative data on consumers who visit their showrooms and take the time to complete the survey. Unlike other possible competitors in market research, we believe that the Miratouch solution is one of the few systems that relies on the Internet as its conduit of information for data storage and retrieval. Our current competitors in the research marketplace for automobile dealerships are The Dohring Corporation and Friedman/Swift. These companies utilize systems whereby they survey consumers who have purchased from their client's dealerships as well as customers who have purchased from their client's competition. After surveying these consumers, companies like Dohring and Friedman/Swift provide their clients with quantitative and qualitative data relative only to the survey results that they receive. Typical surveys cost thousands of dollars and only provide their clients with information that is not only dated, but is only a measure of a specific point in time. The Miratouch system allows dealerships the ability to generate questions and receive similar types of feedback in a "real-time" and continuous format, thus enabling dealerships to gather specific types of information over any period of time. Thus, dealerships will be able to see changes in consumer trends as they occur and not on a delayed basis. We believe only one company - The Dohring Company has a similar product that offers an on-line feature for data collection. However, its product is currently being marketed for use at special events for users of the product to obtain a "snapshot" of marketing data obtained over a short time span (rather than a continuing "real time" format) and is not specifically geared to the automobile industry.

Relationships With Suppliers

         We do not rely on any single vendor or group to fulfill our auto parts orders for parts.com. We do rely on two main suppliers to manufacture and produce Miratouch's proprietary products--Factura and MicroTouch, Inc. We have no minimum purchase commitment requirements or minimum inventory level requirements with these vendors and there exist alternative sources from which we may contract for the manufacture of the Miratouch kiosk and related components.

Intellectual Property

         In February 1999, we purchased for cash and stock the exclusive rights, title and interest in and to the Internet Domain Names (a.k.a. "Unified Resource Locator" or "URL") and any trademarks or service marks in connection with "www.parts.com" and "www.parts.net." We also own the URL's for many web-hosting sites on behalf of our customers. Our primary URL's that are the property of the Company include the following: www.theparts.com, www.theparts.net, www.miratouch.com, www.reallyknow.com, www.reallyknow.net, www.flexradio.com and www.flexradio.net.

         In October 1998, Shawn Lucas and Scott Andersen, officers, directors and shareholders of the Company, assigned to us all of their right, title and interest in and to a pending patent application with respect to the technology for the Miratouch product (subsequently renamed "reallyknow.com.") A utility patent for the technology was filed with the U. S. Patent & Trademark Office in October 1998. The Miratouch solution is an automated computer-assisted marketing research product that is conducted on-site at a merchant's location and online through use of the Internet. With the Miratouch (reallyknow.com) solution, the merchant can receive collected marketing research results on-demand.

         In May 1999, Messrs. Shawn Lucas and Scott A. Anderson assigned to FlexRadio, Inc. all of their right, title and interest in and to a provisional patent application filed in May 1999 for a radio frequency detection and reporting service. These pending patent rights were acquired by the Company when it acquired all of the common stock of FlexRadio, Inc. This technology is being developed for real time marketing research and will be a part of our ReallyKnow.com division. We expect to file a utility patent for this technology by May 2000.

         In December 1999, we filed a provisional patent application for our parts.com system and intend to follow-up with a utility patent application as soon as practicable, but in any event prior to December 2000. The parts.com technology is an automated computer-assisted system for searching for and selecting automotive parts from a virtual inventory of parts from various sources in the distribution chain, processing orders and distributing revenue among the vendors, and tracking inventory, orders and revenue.

         The provisional patent applications provide the basis for filing a U.S. utility application and any desired foreign applications, which must be filed within 12 months of the filing of the provisional applications. Once the utility application is filed, the review process by the U.S. Patent and Trademark Office normally takes two to three years. Once patents are issued, the term of the patent is normally 20 years from the date of the utility patent application.

Employees

         As of February 29, 2000, the Company had a total staff of 45 employees, comprised of 26 technical professionals, 6 sales and marketing personnel and 13 administrative personnel. All employees are full-time. No employees are represented by a labor union or subject to a collective bargaining agreement. Management believes that employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We own the office building that is the Company's headquarters at 121 East First Street, Sanford, Florida 32771, which is approximately twenty miles northeast of Orlando. The building has approximately 8,000 square feet of space and is in historic downtown Sanford. We also own a 5,000 square foot parking lot located one block from our office. The lot is subject to a $20,000 9% first mortgage which will be paid off in full in January 2004 by monthly principal and interest payments of $260. The office building and the lot are subject to a first mortgage and second mortgage and loan agreements. The promissory notes secured by the mortgage are for $380,000. Interest is calculated at 15% per annum and is payable at $4,750 per month, with the principal balance and any accrued but unpaid interest due and payable in full on May 31, 2016. The President of the Company has executed a conditional personal guaranty in connection with these mortgage notes.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and there are no pending material legal proceedings of which the Company is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted on by shareholders during the last quarter of the fiscal year ended December 31, 1999:

         (a) By written consent dated November 8, 1999, holders of 11,892,257 shares of the Company's then issued and outstanding common stock, representing 57% of the then issued and outstanding shares, approved the Company's (i)amended and restated articles of incorporation, including the "blank check" preferred stock provided therein; and (ii)adopted new bylaws.

         (b) By written consent dated November 12, 1999, holders of 11,846,257 shares of the Company's then issued and outstanding common stock, representing 56% of the then issued and outstanding shares, approved the Company's acquisition of FlexRadio, Inc.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information. The shares of common stock of the Company are traded on the Over-The-Counter Electronic Bulletin Board under the symbol "MIRM." The following table sets forth for the periods indicated the high and low bid prices of our common stock, as obtained from Nasdaq Trading & Marketing Services. The quotations reflect prices between dealers in securities, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                               HIGH            LOW
                                               ----            ---
                 Fiscal Year Ended:
                 -----------------
                 December 31, 1999
                   Fourth Quarter             $20.00          $ 1.03
                   Third Quarter                2.19            1.06
                   Second Quarter               3.81            1.31
                   First Quarter                6.37            2.19

                 Fiscal Year Ended:
                 -----------------
                 December 31, 1998
                   Fourth Quarter               8.53            2.00
                   Third Quarter(1)             2.50            2.50

--------------------
(1) Nasdaq Trading & Marketing Services did not have price information prior to September 1998.

Holders. As of December 31, 1999 there were approximately 200 record holders of the Company's common stock; however, there were approximately 3,800 beneficial owners. Dividends. The Company has never paid a dividend on its common stock, and does not intend to pay dividends on its common stock in the foreseeable future.

         Our board of directors, without further action by the stockholders, are authorized to issue an aggregate of 10,000,000 shares of preferred stock. No shares of preferred stock are outstanding. The board of directors may, without stockholder approval, issue preferred stock with dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences, which rights and preferences could adversely affect the voting power of the holders of common stock. Issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage or delay a third party from acquiring, a majority of our outstanding stock.

Recent Sales of Unregistered Securities. The Company issued the following unregistered securities during the fiscal year ended December 31, 1999:

         On February 4, 1999, the Company issued 10,000 shares of common stock to an accredited investor, Condor Logistics, Inc., for software design and consulting services. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On February 4, 1999, the Company issued 100,000 shares of common stock to an accredited investor, Rubik Moradian, for software design and consulting services. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On April 1, 1999, the Company issued 10,000 shares of common stock to James A. Sims, Jr. and Jeffrey W. Sims in exchange for the domain Internet domain names of "parts.com" and "parts.net." The securities were issued in reliance on Section 4(2) of the Securities Act. Each investor was provided information about the Company or had access to such information, and each investor was provided opportunities to ask questions of management concerning the information provided or made available. Each confirmed in writing his investment intent, and the certificates for the securities bear a legend accordingly.

         On April 13, 1999, the Company issued 50,000 shares of common stock to Keith Grubb for consulting services. The shares were issued in reliance upon
Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On April 21, 1999, the Company issued 5,000 shares of common stock as a bonus to an employee. The securities were issued in reliance on Section 4(2) of the Securities Act. The employee was provided information about the Company or had access to such information, and the employee was provided opportunities to ask questions of management concerning the information provided or made available. He confirmed in writing his investment intent, and the certificate for the securities bears a legend accordingly.

         From April 23, 1999 through August 31, 1999, the Company sold an aggregate of 1,320,000 shares of unregistered common stock for gross proceeds of $660,000 to 7 accredited investors and 0 non-accredited investors. The shares were issued in reliance on Section 4(2) of the Securities Act. Each purchaser confirmed in writing that he had investment intent, and the certificates for the securities bear a legend accordingly. In addition, each investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available.

         On May 4, 1999, the Company issued as an origination fee in connection with a $380,000 loan made to the Company: (i) a stock option for 20,000 shares of common stock to Eugene W. Gramzow, Trustee for the Eugene W. Gramzow Revocable Trust, (ii) a stock option for 10,000 shares to Michael Gramzow,
(iii) a stock option for 10,000 shares to Robert Gramzow, and (iv) a stock option for 10,000 shares to Matthew Gramzow. Each option was exercisable for a total purchase price of $10.00. In May 1999 all Holders exercised their options for $10.00 and were each issued 10,000 shares resulting in a total issuance of 50,000 shares. The issuance of the options and the common stock issued upon exercise of the options were made in reliance on Section 4(2) of the Securities Act. Mr. Eugene Gramzow, an accredited investor, made investment decisions for his four sons and the trust. Mr. Eugene Gramzow was given information about the Company or had access to such information, and he was provided opportunities to ask questions of management concerning the information provided or made available. Each of Mr. Gramzow and his four sons confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On May 4, 1999, the Company issued as a broker fee in connection with the above-referenced $380,000 loan: (i) 28,000 shares of common stock to, an accredited investor, Advanced Investment Corp., an Oregon corporation and mortgage broker and a finder's fee of (ii) 12,000 shares of common stock to Patrick Seber, an accredited investor, and (iii) 20,000 shares of Common Stock to, an accredited investor, John P. Lucas, brother of our president and Co-CEO. The securities were issued in reliance on Section 4(2) of the Securities Act. Each investor was provided information about the Company or had access to such information, and each investor was provided opportunities to ask questions of management concerning the information provided or made available. Each confirmed in writing his investment intent, and the certificates for the securities bear a legend accordingly.

         On May 10, 1999, the Company issued 20,000 shares of common stock to Visual & Co., an accredited investor, as a loan fee in connection with a loan previously made to the Company and repaid. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On May 28, 1999, the Company issued 600,000 shares of common stock to LiveCode, Inc., a Florida corporation ("LiveCode") in exchange for all of the assets, liabilities and business of LiveCode. The shares were issued in reliance upon Section 4(2) of the Securities Act. The two shareholders of LiveCode (Daniel Lampert and his spouse, and David Lampert and his spouse and as such, each couple is counted as one shareholder) were provided information about the Company or had access to such information, and they were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed his or her investment intent, and the certificates for the securities bear a legend accordingly.

         On July 15, 1999, the Company issued 20,000 shares of common stock to an accredited investor, Smart Communications, Inc., for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificate for the securities bears a legend accordingly. This investor was also issued 40,000 shares of common stock by the Company on November 1, 1999 for consulting services. The investor confirmed in writing his investment intent, and the certificate for the securities bears a legend accordingly.

         On August 9, 1999, the Company issued 20,000 shares of common stock to Mark Cristini, an accredited investor, for consulting services. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing his investment intent, and the certificate for the securities bears a legend accordingly. This investor was also issued 75,000 shares of common stock on November 23, 1999 for consulting services and 40,000 shares on November 29, 1999 as a business referral fee. The investor confirmed in writing his investment intent, and the certificates for the securities bear a legend accordingly.

         On September 30, 1999, a total of 171,091 shares of common stock were issued to four officers and directors of the Company (each an accredited investor) in payment of a total of $85,546 of advances made by such officers and directors on behalf of the Company. The securities were issued in reliance on Section 4(2) of the Securities Act. Each investor confirmed in writing his investment intent, and the certificates bear a legend accordingly.

         On September 30, 1999, a total of 40,000 shares of common stock were paid by the Company to the former shareholders of LiveCode in satisfaction of a $20,000 note payable to them in respect of the Company's acquisition of LiveCode. The Securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed their investment intent, and the certificates for the securities bear a legend accordingly.

         On October 4, 1999, the Company issued 10,000 shares of common stock Ian Hart, (the Chief Financial Officer of the Company and as such an accredited investor) in connection with an employment contract. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On October 5, 1999, the Company issued 20,000 shares of common stock to an accredited investor, Anthem Communications, for consulting services. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly. In addition, on December 1, 1999, this investor was issued 30,000 shares of common stock as consulting fees. The investor confirmed in writing its investment intent, and the certificates for the securities bear as legend accordingly.

         On October 21, 1999, the Company acquired Flex Radio, Inc. ("Flex") for 6,200,000 shares of common stock, a transaction valued at $6,417,000, which shares were issued to the four shareholders of Flex, three of whom were accredited investors. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed their investment intent, and the certificates for the securities bear a legend accordingly.

         On October 22, 1999, the Company issued 25,000 shares of common stock to Todd Hilditch, an accredited investor, in respect of a consulting services. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On October 25, 1999, the Company sold to Ian Hart, an executive officer of the Company and as such an accredited investor, and Jon F. Palazzo, an employee of the Company, 15,000 shares of common stock and 40,000 shares of common stock, respectively, at a price of $.50 per share. The securities were issued in reliance on Section 4(2) of the Securities Act. Mr. Palazzo was provided information about the Company or had access to such information, and he was provided opportunities to ask questions of management concerning the information provided or made available. All investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On October 29, 1999, the Company issued to Don Williams, an accredited investor, 20,000 shares of common stock in satisfaction of a $10,000 account payable owed to him. Also, on November 26, 1999, the Company issued 5,000 shares of common stock to this investor in satisfaction of an account payable of $10,000. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On October 27, 1999, the Company issued 10,000 shares of common stock to Jon Palazzo, an employee of the Company, pursuant to the terms of an employment agreement. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On October 29, 1999, the Company issued 25,000 shares of common stock to an accredited investor, Summit Media Partners, Inc., for consulting services. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificate for the securities bears a legend accordingly.

         On October 29, 1999, the Company issued to 16 employees, two of whom were accredited investors, a total of 132,000 shares of common stock as bonuses. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On November 3, 1999, the Company issued a total of 47,500 shares of common stock to three employees pursuant to employment agreements. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On November 8, 1999, the Company sold 25,000 shares of common stock at $.50 per share (for proceeds of $12,500) to two accredited investors, Select Media, Inc. and Edwards Capital Corporation. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On November 11, 1999, the Company issued as bonuses a total of 425,000 shares of common stock to six executive officers and/or directors of the Company (all accredited investors) and one other employee. The securities were issued in reliance on Section 4(2) of the Securities Act. The employee was provided information about the Company or had access to such information, and the employee was provided opportunities to ask questions of management concerning the information provided or made available. All investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On November 24, 1999, the Company sold 80,000 shares of common stock to an accredited investor, the Trogan Family Trust, for $.625 per share for proceeds of $50,000. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On November 29, 1999, the Company issued 36,504 shares of common stock to David Lampert, a director of the Company (as such, an accredited investor) in respect of $18,252 of deferred salary. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor confirmed his investment intent, and the certificates for the securities bear a legend accordingly.

         On November 30, 1999, the Company sold 780,000 shares of common stock in a private placement to 7 accredited investors for proceeds of $1,170,000 ($1.50 per share). The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On November 30, 1999, the Company issued 127,870 shares of common stock to StoneStreet Investments, Inc. (a company owned by executive officers and/or directors of the Company, and as such is an accredited investor). The shares were issued to pay off outstanding principal and accrued interest of $191,806 owed on a loan and mortgage held by StoneStreet. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On November 30, 1999, the Company issued 10,452 shares of common stock to Daniel Lampert, an employee of the Company, in respect of $15,678 of deferred salary. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed his investment intent, and the certificates for the securities bear a legend accordingly.

         On December 29, 1999 and December 31, 1999, three accredited investors converted $304,888 of outstanding principal and accrued interest owed on three convertible notes into an aggregate of 609,776 shares of common stock of the Company. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.


Statement of Operations Data:
-----------------------------                                  From Inception
                                       Year Ended            January 27, 1998
                                    December 31, 1999      To December 31, 1998
                                    -----------------      --------------------

Net Sales                             $   1,364,694           $     377,599
Cost of Sales                         $   1,137,223           $     302,109
Operating and other Expenses          $   5,223,679           $   1,941,298
                                      -------------           -------------
Net Loss                              $  (4,996,208)          $  (1,865,808)



Balance Sheet Data:
------------------
                                    December 31, 1999      December 31, 1998
                                    ------------------     -----------------

Current Assets                        $   1,363,843           $     274,525
Total Assets                          $  10,970,767           $   1,257,126
Current Liabilities                   $   1,321,707           $     760,273
Total Liabilities                     $   1,719,683           $     805,563
Working Capital (Deficit)             $      42,136           $    (485,748)
Stockholders' Equity                  $   9,251,084           $     451,563



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 8 OF THIS ANNUAL REPORT. ALL STATEMENTS RELATED TO THE COMPANY'S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

Overview

As noted in the Company's Report of Independent Certified Public Accountants, the Company has experienced significant operating losses and an accumulated deficit which raise doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $4,996,208 and $1,865,808 for the year ended December 31, 1999 and the Period from Inception January 27, 1998 through December 31, 1998, respectively. At December 31, 1999, the Company had an accumulated deficit of $6,862,016. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements. The report of Moore Stephens Lovelace,

P.A., our independent auditors, with respect to our financial statements and the related notes thereto, indicate that, at the date of the report, we incurred net losses and had negative cash flow from operations. Moore Stephens Lovelace, P.A. qualified their report to indicate that these matters raise substantial doubt, at such date, about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

Results of Operations

Year ended December 31, 1999 compared to the period from Inception (January 27,
1998) to December 31, 1998

         For the year ended December 31, 1999, the Company's revenue increased $987,095 or 261% compared to the period from Inception (January 27, 1998) to December 31, 1998 due to sales from its UEP/MTV Pinnacle acquisition reflective of one year, whereas in the prior period, this division produced sales for only three months (from the date of acquisition, September 30, 1998 through December 31, 1998.) The date of inception is reported as January 27, 1998 (the incorporation date of DTR) rather than September 13, 1995 (the incorporation date of I.E.L.S.) because the consummation of the exchange agreement between DTR and I.E.L.S. was in effect a recapitalization of DTR, similar to a reverse acquisition of I.E.L.S. by DTR. Therefore, this registration statement presents the financial statements of DTR. In connection with the implementation of its current business plan for Reallyknow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer involved in the production of radio and television advertising. For the year ended December 31, 1999 and the period ended December 31, 1998, the Company generated gross revenues of approximately $777,000 and $233,000, respectively, from the production of radio and television media.

         Operating and other expenses increased $3,282,381 or 169% from the prior period arising primarily from the increased level of operations, amortization of goodwill associated with the Company's acquisitions and the asset impairment charge of $74,000 related to property and equipment. Liquidity and Capital Resources

         The increase in the Company's assets from $1.26 million at December 31, 1998 to $10.9 million at December 31, 1999 is due to a combination of factors that include: the acquisition of Flex Radio's patent, capital expenditures incurred for the purchase of the Company's building/headquarters and the related building improvements; deferred costs associated with the acquisition of the building and the acquisition of Livecode, Inc. .

         The increase in the Company's liabilities to $1,719,683 at December 31, 1999 compared to $805,563 at December 31, 1998 is attributable to borrowings under mortgages payable related to the Company's office building, the increase in accounts payable and accrued expenses due to the Company's increased operations and an increase in deferred revenue related to the Company's e-commerce parts exchange.

         The increase in stockholders' equity from $451,563 at December 31, 1998 to $9,251,084 at December 31, 1999 is due to the acquisition of Flex Radio's Patent, the acquisition of Livecode, Inc. and certain financing activities throughout the period, discussed below.

         During the year ended December 31, 1999, the Company's operations used approximately $1.4 million of cash. In order to fund its operating losses, the Company sold approximately 2.8 million shares of its common stock through private placements raising approximately $2.5 million. Additionally, the Company executed three $50,000 convertible promissory notes with private parties in September and October, 1999. These promissory notes were each increased to $100,000. At or near year-end, the holders of these notes converted $304,888 of principal and accrued interest into 609,776 shares of common stock. Further, the Company converted approximately $2,676,211 of accounts payable, outstanding notes and fees owed for consulting services and employment contracts and salary bonuses into 1,515,907 shares of common stock.

         In May 1999, the Company financed the acquisition of its office building and adjacent parking lot with a $380,000 loan from a private party and gave the lender a first mortgage on the office building and a second mortgage on the parking lot.

         The ability of the Company to satisfy its obligations depends in part on its ability to reach a profitable level of operations and secure both short and long-term financing for the development and expansion of its two main business divisions, parts.com and ReallyKnow.com. The Company is currently in negotiations with financial institutions and other private lenders to provide additional funding through equity financing to fund its business plan. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce website and proceeds from the sale of additional shares of common stock. There can be no assurance, however, that the Company will be successful in obtaining any such additional financing through equity financing.

Year 2000 Readiness Disclosure Statements

         Many currently installed computer systems and software products are unable to distinguish between 20th century dates and 21st century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these "Year 2000" requirements. Our business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others:

          - hardware and software systems used by us to process transactions and deliver other services to our customers;

          - including our proprietary software systems, as well as hardware and software supplied by third parties;

          - communications networks, such as the Internet and private intranets, on which we depend to permit electronic commerce transactions by our customers;

          -    the internal systems of our customers and suppliers;

          - the hardware and software systems used internally by us in the management of our business; and

          - non-information technology systems and services used by us in our business, such as telephone systems and building systems.

         We have internally reviewed the proprietary software systems we use to process transactions and deliver other services to our customers. Although we believe that our internally developed applications and systems are designed to be Year 2000 compliant, we utilize third-party equipment and software that may not be Year 2000 compliant. Failure of third-party or currently owned equipment or software to operate properly with regard to the Year 2000 could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. To date, we have incurred $15,000 in connection with our Year 2000 compliance activities. We believe that additional expenditures to upgrade our internal systems and applications and replace non-compliant systems will not exceed $10,000 and will not be material to our business, prospects, financial condition, and results of operations. We have utilized, and intend to continue to utilize, general working capital in order to fund these activities. We have not had to defer any information technology projects as a result of these activities.

         Furthermore, the success of our efforts may depend on the success of our customers in dealing with their Year 2000 issues. Many of these organizations are not Year 2000 compliant, and the impact of widespread customer failure on our systems is difficult to determine. Customer difficulties due to Year 2000 issues could interfere with electronic commerce transactions or information, which might expose us to significant potential liability. If customer failures result in the failure of our systems, our business, prospects, financial condition, and results of operations would be materially adversely affected. Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in reduced funds being available to purchase and implement our applications and services.

         We have implemented a Year 2000 program to assess and monitor Year 2000 issues with all of our significant customers, suppliers, and other third parties. We have appointed a single individual to head our Year 2000 program. The following significant parties, which provide us with essential or critical systems, have certified through Year 2000 compliance testing or vendor certification that such systems are Year 2000 compliant: Digex, Teligent, Inc., Sprint Corp. and BellSouth Corp.

         We conducted a formal assessment of our Year 2000 exposure in order to determine what steps beyond those identified by our internal review may be advisable. We developed a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence and completed this plan in December 1998. Our most likely worst case Year 2000 scenario is unknown at this time. Our failure to address any unforeseen Year 2000 issue could materially adversely affect our business, prospects, financial condition, and results of operations.

         To date, we have not experienced any problems arising from the passage of January 1, 2000 and the potential that computer systems and software products could fail or malfunction because they may not be able to distinguish 21st century dates from 20th century dates. To date, we have not received notice of any such problems from any of our vendors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this report appear beginning at page F-1 as follows:


                                                                                    Page
                                                                                    ----
PARTS.COM, INC. AND SUBSIDIARY
(FORMERLY MIRACOM CORPORATION)

Report of Independent Certified Public Accountants                                  F-2

Consolidated Balance Sheets as of December 31, 1999                                 F-3
         and December 31, 1998

Consolidated Statements of Operations for the Year Ended                            F-5
         December 31, 1999 and for the Period From
         Inception January 27, 1998 through December 31, 1998

Consolidated Statements of Stockholders' Equity for the Year                        F-6
         Ended December 31, 1999 and for the Period From
         Inception January 27, 1998 through December 31, 1998

Consolidated Statements of Cash Flows for the Year Ended                            F-7
         December 31, 1999 and for the Period From
         Inception January 27, 1998 through December 31, 1998

Notes to Consolidated Financial Statements                                          F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
parts.com, Inc. and Subsidiary
Sanford, Florida

We have audited the accompanying consolidated balance sheets of parts.com, Inc. and Subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations and stockholders' equity, and cash flows for the year ended December 31, 1999 and for the period January 27, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of parts.com, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and for the period January 27, 1998 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 1999 and the period ended 1998, the Company incurred net losses of approximately $4,996,000 and $1,866,000, respectively, and had negative cash flows from operations of approximately $1,412,000 and $238,000, respectively. In addition, a substantial portion of its assets are intangible; the ultimate realization of which is uncertain. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Moore Stephens Lovelace, P.A.
---------------------------------
Certified Public Accountants

Orlando, Florida
February 25, 2000

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     December 31,    December 31,
                                                         1999            1998
                                                     ------------    ------------
CURRENT ASSETS:

    Cash                                             $ 1,180,833      $   65,509
    Accounts receivable trade, net
         of allowance for doubtful
         accounts of $53,885 in 1999                      50,597          48,787
    Inventory                                             54,589              --
    Deferred costs and other current
         assets                                           77,824         160,229
                                                     -----------      ----------

         Total Current Assets                          1,363,843         274,525
                                                     -----------      ----------
PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of
    $126,284 and $85,000, respectively                   823,221         209,758

DEFERRED LOAN COSTS, net of
    accumulated amortization of
    $10,137 in 1999                                      248,363              --

OTHER ASSETS, net of
    accumulated amortization of
    $235,526 in 1999                                     415,400           2,414

PATENT, net of accumulated amortization
    of $249,550 in 1999                                6,167,450              --

EXCESS OF COST OVER FAIR VALUE
    OF NET ASSETS ACQUIRED,
    net of accumulated
    amortization of $380,288
    and $40,549, respectively                          1,952,490         770,429
                                                     -----------      ----------

    Total Assets                                     $10,970,767      $1,257,126
                                                     ===========      ==========




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31,       December 31,
                                                     1999                1998
                                                 ------------       ------------
CURRENT LIABILITIES:

    Accounts payable and accrued expenses        $    565,814       $   310,184
    Other current liabilities                         158,352           206,255
    Bank and other note payable                            --            27,000
    Current portion of mortgages payable                1,428                --
    Current portion of capitalized leases              10,113            19,334
    Deferred revenue                                  586,000           197,500
                                                 ------------       -----------

         Total Current Liabilities                  1,321,707           760,273

LONG TERM PORTION OF BANK NOTE AND
    MORTGAGES PAYABLE                                 397,976            10,788

LONG TERM PORTION OF CAPITALIZED LEASES                    --            10,252

OTHER LIABILITIES                                          --            24,250
                                                 ------------       -----------

         Total Liabilities                          1,719,683           805,563
                                                 ------------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred Stock, $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                       --                --

    Common Stock, $.001 par value,
    50,000,000 shares authorized,
    23,051,206 and 11,187,500 shares
    issued and outstanding, respectively               23,051            11,188

    Additional paid-in capital                     16,090,049         2,323,183

    Stock subscription receivable                          --           (17,000)

    Accumulated deficit                            (6,862,016)       (1,865,808)
                                                 ------------       -----------

         Total Stockholders' Equity                 9,251,084           451,563
                                                 ------------       -----------
         Total Liabilities and
               Stockholders' Equity              $ 10,970,767       $ 1,257,126
                                                 ============       ===========

                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Period From
                                                                     Inception
                                                                  January 27,1998,
                                                  Year Ended          Through
                                                 December 31,       December 31,
                                                     1999               1998
                                                -------------     ----------------
NET SALES                                        $  1,364,694       $   377,599

COST OF SALES                                       1,137,223           302,109
                                                 ------------       -----------

         GROSS PROFIT                                 227,471            75,490
                                                 ------------       -----------
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                        2,380,179           354,867

AMORTIZATION                                          824,815            40,549

DEPRECIATION                                           65,288            14,279

STOCK BASED COMPENSATION                            1,815,264         1,524,150

INTEREST                                               64,133             7,453

ASSET IMPAIRMENT CHARGE                                74,000                --
                                                 ------------       -----------

         TOTAL EXPENSES                             5,223,679         1,941,298
                                                 ------------       -----------

NET LOSS                                         $ (4,996,208)      $(1,865,808)
                                                 ============       ===========
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                             $       (.34)      $      (.20)
                                                 ============       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         14,513,144         9,517,856
                                                 ============       ===========




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION JANUARY 27, 1998 THROUGH DECEMBER 31, 1998,
                    AND FOR THE YEAR ENDED DECEMBER 31, 1999


                                                   Common Stock            Additional       Stock
                                             ------------------------       Paid In      Subscription   Accumulated
                                                Shares        Amount        Capital       Receivable      Deficit          Total
                                             -----------     --------     ------------   ------------   -----------     -----------
Initial capitalization,
   January 27, 1998                              675,000     $  6,750     $         --     $     --     $        --     $     6,750

I.E.L.S Transaction:
   Acquisition of existing common
   shares, net of acquisition costs
   of $7,429                                   4,200,000        4,200          (11,629)          --              --          (7,429)

   Cancellation of restricted shares          (1,610,000)      (1,610)           1,610           --              --              --

   Issuance of common stock to DTR
    stockholders                               5,542,000        5,542           (5,542)          --              --              --

   Issuance of common stock
    in payment of consulting
    services                                     987,000          987          443,163           --              --         444,150

   Receipt of DTR common stock                  (675,000)      (6,750)              --           --              --          (6,750)
                                             -----------     --------     ------------     --------     -----------     -----------

Balances after recapitalization                9,119,000        9,119          427,602           --              --         436,721

Issuance of common stock to
   acquire MTV and UEP                           732,000          732          328,668           --              --         329,400

Issuance of common stock, for cash
   in private placements, net of
   $-0- of offering costs                        896,500          897          447,353      (17,000)             --         431,250

Issuance of common stock
   in payment of expenses and
   satisfaction of liabilities                   440,000          440        1,119,560           --              --       1,120,000

Net loss for the period                               --           --               --           --      (1,865,808)     (1,865,808)
                                             -----------     --------     ------------     --------     -----------     -----------
Balances,
   December 31, 1998                          11,187,500       11,188        2,323,183      (17,000)     (1,865,808)        451,563

Issuance of common stock, for
   cash in private placements,
   net of $50,000 of common stock
   for offering costs                          2,810,153        2,810        2,431,214           --              --       2,434,024

Issuance of stock options to
   officers and directors                             --           --          253,000           --              --         253,000

Issuance of common stock to acquire
   LiveCode, Inc.                                600,000          600        1,501,200           --              --       1,501,800

Issuance of common stock
   to acquire FlexRadio, Inc.                  6,200,000        6,200        6,410,800           --              --       6,417,000

Issuance of Common Stock
   for accounts payable, conversion
   of notes payable and services               2,253,553        2,253        3,170,652           --              --       3,172,905

Stock subscription receivable                         --           --               --       17,000              --          17,000

Net loss for the period                               --           --               --           --      (4,996,208)     (4,996,208)
                                             -----------     --------     ------------     --------     -----------     -----------
Balances,
   December 31, 1999                          23,051,206     $ 23,051     $ 16,090,049     $     --     $(6,862,016)    $ 9,251,084
                                             ===========     ========     ============     ========     ===========     ===========




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Period From
                                                                           Inception
                                                                        January 27,1998,
                                                      Year Ended            Through
                                                     December 31,         December 31,
                                                         1999                 1998
                                                    ------------        ----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net loss                                          $(4,996,208)          $(1,865,808)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization                                     824,815                40,549
       Depreciation                                      65,288                14,279
       Stock based compensation                       1,815,264             1,524,150
       Asset impairment charge                           74,000                    --

  Changes in operating assets and
    liabilities, net of acquisitions:
             Receivables                                 (1,810)               35,973
             Inventory                                  (54,589)                   --
             Other current assets                        82,405               (32,147)
             Deferred revenue                           388,500                88,000
             Accounts payable and accrued
                 expenses                               288,427               (45,577)
             Other current liabilities                  101,418                 2,367
                                                    -----------           -----------
  Net cash used in
       operating activities                          (1,412,490)             (238,214)
                                                    -----------           -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Payments for property and
       equipment                                       (561,025)              (93,758)
  Payments for other assets                             (30,078)                   --
  Acquisition costs paid, net
       of cash acquired                                      --                (3,511)
                                                    -----------           -----------
  Net cash used in
       investing activities                            (591,103)              (97,269)
                                                    -----------           -----------




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                          Period From
                                                                           Inception
                                                                        January 27,1998,
                                                      Year Ended            Through
                                                     December 31,         December 31,
                                                         1999                 1998
                                                    ------------        ----------------
CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Proceeds from issuance of
         convertible promissory notes                   300,000                    --
    Borrowing under mortgages
         payable                                        400,500                    --
    Repayments of mortgages payable                      (1,096)                   --
    Repayments of other liabilities                     (24,250)               (7,000)
    Repayments of bank note payable                     (37,788)              (11,712)
    Repayments of capitalized leases                    (19,473)               (4,117)
    Proceeds from issuance of
         common stock                                 2,501,024               423,821
                                                    -----------           -----------
    Net cash provided by
         financing activities                         3,118,917               400,992
                                                    -----------           -----------

INCREASE IN CASH                                      1,115,324                65,509

CASH, AT BEGINNING OF PERIOD                             65,509                    --
                                                    -----------           -----------

CASH, AT END OF PERIOD                              $ 1,180,833           $    65,509
                                                    ===========           ===========
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

    Cash paid during the period for:
         Interest                                   $    62,737           $     4,287
                                                    ===========           ===========

    SUPPLEMENTAL SCHEDULE OF NON
    CASH INVESTING & FINANCING
    ACTIVITIES:

    Year Ended December 31, 1999:

    Issuance of 600,000 shares of Common Stock in connection with the acquisition of LiveCode, Inc., valued at $1,501,800.

    Issuance of promissory note in the original principal amount of $20,000 in connection with the acquisition of LiveCode, Inc.

    Issuance of 40,000 shares of Common Stock, valued at $.50 per share, in satisfaction of the $20,000 promissory note issued in connection with the acquisition of LiveCode, Inc.

    Issuance of 246,407 shares of Common Stock in satisfaction of $157,139 of amounts due to officers and directors.

                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

SUPPLEMENTAL SCHEDULE OF NON
    CASH INVESTING & FINANCING
    ACTIVITIES, CONTINUED:

    Year Ended December 31, 1999, Continued:

    Issuance of 615,000 shares of Common Stock in payment of consulting fees, deferred loan costs and deferred consulting fees, in the aggregate amount of $1,529,014.

    Issuance of 189,500 shares of Common Stock in connection with employment contracts and employee bonuses, in the aggregate amount of $228,964.

    Issuance of 6,200,000 shares of Common Stock in connection with the acquisition of FlexRadio, Inc. valued at $6,417,000.

    Issuance of 609,776 shares of Common Stock in satisfaction of $300,000 of convertible promissory notes and $4,888 of accrued interest.

    Issuance of 127,870 shares of Common Stock in satisfaction of the third mortgage in the amount of $182,000 and $9,806 of accrued interest.

    Issuance of 425,000 shares of Common Stock in payment of $741,094 in bonuses to officers and key employees.


    Period from Inception January 27, 1998, Through December 31, 1998:

    Issuance of 732,000 shares of Common Stock valued at $329,400 in connection with the acquisition of MTV Pinnacle Advertising, Group, Inc. and United Equity Partners, Inc.

    Issuance of 40,000 shares of Common Stock in repayment of $40,000 of loans from an officer and stockholder.

    Issuance of 400,000 shares of Common Stock valued at $1,080,000 in payment of consulting fees.

    Issuance of 987,000 shares of Common Stock valued at $444,150 in payment of consulting services.




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999, AND DECEMBER 31, 1998

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

               ORGANIZATION - parts.com, Inc. ("the Company") is a provider of Internet-based business and online buying solutions. The Company (formerly Miracom Corporation) was incorporated in Nevada on September 13, 1995, under the name I.E.L.S., Inc., which had no revenue and insignificant expenses, assets and liabilities and whose common stock was traded on the OTC, Bulletin Board. Effective January 5, 2000, the Company changed its name from Miracom Corporation to parts.com, Inc.

               Effective September 8, 1998, the Company acquired 100% of the outstanding common stock of Direct Touch Research, Inc. ("DTR") a closely held corporation that had no revenue and insignificant expenses, assets and liabilities, in exchange for 5,542,000 shares of the Company's Common Stock. As a result of this transaction DTR stockholders became owners of approximately 61% of the Company's then outstanding Common Stock and assumed 100% control of the Company's Board of Directors. For accounting purposes, the acquisition has been treated as a recapitalization of DTR with DTR as the acquirer (reverse acquisition) with no goodwill. Accordingly, the historical financial statements prior to September 1998 are those of DTR. DTR was incorporated on January 27, 1998. In connection with the reverse acquisition, the Company issued 987,000 shares of Common Stock in payment of consulting services in the amount of $444,150 which is included in stock based compensation in the accompanying statement of operations for the period ended December 31, 1998. The shares were valued at $.45 per share, which represents a 10% discount from market on the date of the reverse acquisition. Market price for the Company's Common Stock was determined based upon private sales to unrelated parties, since no active trading market existed at that time. In connection with the DTR transaction, stockholders of I.E.L.S., Inc. agreed to return 1,610,000 restricted shares of Common Stock for cancellation.

               ACQUISITIONS - Effective September 30, 1998, the Company acquired all of the assets and business operations and assumed all of the outstanding liabilities of MTV Pinnacle Advertising Group, Inc. ("MTV") and United Equity Partners, Inc. ("UEP") in exchange for the issuance of an aggregate of 732,000 shares of the Company's Common Stock. MTV was engaged in the business of providing full service advertising to commercial customers and UEP was engaged in the business of providing Internet hardware and software solutions. The purchase price was allocated to the assets acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $811,000 and is being amortized on a straight line basis over 5 years, beginning October 1, 1998. The purchase price of $329,400 was determined by valuing the 732,000 shares of the Company's Common Stock at $.45 per share, which represents a 10% discount from market on the date of the acquisition. Market price for the Company's Common Stock was determined based upon private sales to unrelated parties, since no active trading market existed at that time.

               On May 28, 1999, the Company acquired all of the assets and business operations and assumed all of the outstanding liabilities of LiveCode, Inc. ("LiveCode") a closely held corporation in exchange for 600,000 shares of the Company's Common Stock and a promissory note in the original principal amount of $20,000. LiveCode was engaged in the business of software development and from its inception through May 28, 1999, its major source of operating revenues was from services

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         performed under one contract for UEP. The purchase price of $1,521,800 was determined by valuing the 600,000 shares of the Company's Common Stock at $2.50 per share, which represents a 10% discount from market, based upon the average of the high and low trading prices on the OTC Bulletin Board on May 28, 1999, plus the promissory note of $20,000.

                Approximately $47,000 was distributed to the LiveCode stockholders as of the effective date of the acquisition. Subsequent to the acquisition, the operations of LiveCode were merged into the Company. The excess of the purchase price over the fair value of the net assets acquired was $1,521,800 and is being amortized on a straight line basis over 5 years beginning June 1, 1999.

                Effective September 30, 1999, the promissory note was repaid by the issuance of 40,000 shares of the Company's Common Stock.

                On October 21, 1999, the Company acquired all of the outstanding Common Stock of FlexRadio, Inc. ("Flex") for 6,200,000 shares of the Company's Common Stock. The majority stockholders of Flex were also stockholders, directors and officers of the Company. Under the terms of the purchase, the Company obtained the rights to Flex's provisional patent application (its sole asset) for a radio frequency detection and reporting service for providing real time research. From its inception through October 21, 1999, Flex had no significant operations. Flex will be able to improve current methods of monitoring consumers radio listening habits which to this date, utilizes paper, telephone and limited electronic surveys to quantify and tabulate data for the advertising industry. Flex intends to provide improved customer service by assisting clients in making advertising/media decisions which best fit their needs.

               The purchase price of Flex was based upon an independent valuation of the estimated fair value of Flex as of the date of acquisition. The 6,200,000 shares were valued at $1.035 per share, which represents a 10% discount from the market price per share based upon the average high and low trading prices on October 21, 1999 as reported on the OTC Electronic Bulletin Board. The total purchase price of $6,417,000 was allocated to Flex's provisional patent application which represented Flex's sole asset at the date of acquisition.

               The above acquisitions were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues, costs or expenses related to these acquisitions prior to their respective closing dates.

               Following are the Company's unaudited pro-forma results for the period from inception, January 27, 1998, through December 31, 1998, and the year ended December 31, 1999, assuming the business combinations described above occurred on January 27, 1998 or the date of formation of the acquired company if later than January 27, 1998:

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                       Period Ended December 31, 1998, Unaudited (A)
                         ------------------------------------------------------------------------
                                             MTV/                      Pro-Forma         Pro
                             Parts           UEP(D)       LiveCode    Adjustments       Forma
                         ------------    -----------     ---------    -----------    -----------
Revenues                 $    377,599    $ 1,386,260     $ 163,700    $(163,700)(B)  $ 1,763,859

                                                                        163,700 (B)
Costs and expenses         (2,243,407)    (1,655,837)      (85,546)    (260,310)(C)   (4,081,400)
                         ------------    -----------     ---------    ---------      -----------

Net (loss) income        $ (1,865,808)   $  (269,577)    $  78,154    $(260,310)     $(2,317,541)
                         ============    ===========     =========    =========      ===========
Basic and dilutive
  net loss per common
  share                                                                              $      (.22)
                                                                                     -----------
Weighted average
  common shares                                                                       10,364,128
                                                                                     ===========

(A) Flex was formed on March 10, 1999, and accordingly, had no operations during the period ended December 31, 1998.

(B) Pro-forma adjustment to eliminate LiveCode revenues earned from UEP and related UEP costs.

(C) Pro-forma adjustment for amortization of excess of costs over net assets acquired of MTV/UEP and LiveCode assuming the business combinations occurred on January 27, 1998 (MTV/EUP) and July 7, 1998 (date of inception) of LiveCode.

(D) Represents operations of MTV/UEP through the date of their merger with the Company on September 30, 1998.


                                         Year Ended December 31, 1999, Unaudited
                         ------------------------------------------------------------------------
                                                                       Pro-Forma          Pro
                            Parts        LiveCode(D)       Flex(E)    Adjustments        Forma
                         ------------    -----------     ---------    -----------     -----------
Revenues                 $  1,364,694    $   161,450     $      --     $(161,450)(A)  $ 1,364,694

                                                                         161,450 (A)
                                                                        (126,817)(B)
Costs and expenses         (6,360,902)       (92,586)       (7,926)     (784,336)(C)   (7,211,117)
                         ------------    -----------     ---------     ---------      -----------

Net (loss) income        $ (4,996,208)   $    68,864     $  (7,926)    $(911,153)     $(5,846,423)
                         ============    ===========     =========     =========      ===========
Basic and dilutive
  net loss per common
  share                                                                               $      (.32)
                                                                                      -----------
Weighted average
  common shares                                                                        18,236,684
                                                                                      ===========

(A) Pro forma adjustment to eliminate LiveCode revenues earned from UEP and related UEP costs.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

(B) Pro-forma adjustment for amortization of excess of costs over net assets acquired of LiveCode assuming the business combination occurred on July 7, 1998 (date of inception of LiveCode).

(C) Pro-forma adjustment for amortization of patent costs of Flex assuming the business combination occurred on March 10, 1999 (date of inception of Flex).

(D) Represents operations of LiveCode through the date of its merger with the Company on May 28, 1999.

(E) Represents operations of Flex through the date of its merger with the Company on October 21, 1999.

               These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the business combinations been in effect on January 27, 1998, or of future results of operations.

               PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements at December 31, 1999, include the accounts of the Company and its wholly-owned subsidiary Flex as well as the activity of DTR through the date of its dissolution in August 1999. The accompanying consolidated financial statements at December 31, 1998, include the accounts of the Company and its wholly-owned subsidiary DTR. The activity prior to the Parts/DTR merger (September 8, 1998) is that of DTR. All significant intercompany transactions and balances have been eliminated for all periods presented.

               CONTINUED OPERATIONS - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended December 31, 1999 and the period from inception through December 31, 1998, the Company incurred losses of $4,996,208 and $1,865,808, respectively and had working capital of $42,136 at December 31, 1999. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

               LIQUIDITY AND PLAN OF OPERATIONS - As of December 31, 1999, the Company had cash of $1,180,833 and working capital of $42,136.

               The Company's continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operating divisions and through the private placement of equity and debt securities. The Company is presently exploring possibilities with respect to significant expansion of its existing customer base in its operating divisions in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and

                                 PARTS.COM, INC.
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

         conditions favorable to the Company. Based upon its current business plan, The Company believes it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner.

               USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

               REVENUE AND EXPENSE RECOGNITION - Revenues are generally recognized when the service has been performed and related costs and expenses are recognized when incurred. Contracts for the development of software that extend over more than one reporting period are accounted for using the percentage-of-completion method of accounting. Revenue recognized at the financial statement date under these contracts is that portion of the total contract price that costs expanded to date bears to the total anticipated final cost, based on current estimates of cost to complete. Revisions in total costs and earnings estimates during the course of the contract are reflected in the accounting period in which the circumstances necessitating the revisions become known. At the time a loss on a contract becomes known the entire amount of the estimated loss is recognized in the financial statements. Costs attributable to contract disputes are carried in the accompanying balance sheet only when realization is probable. Amounts received on contracts in progress in excess of the revenue earned, based upon the percent of completion method, are recorded as deferred revenue and the related costs and expenses incurred are recorded as deferred costs. For the period ended December 31, 1998 and the year ended December 31, 1999, the Company performed services under one significant software development contract which was completed during the quarter ended March 31, 1999.

               Parts.com transaction fee revenues on business to business and consumer sales will be recognized at the time the transaction is completed. Because individual sellers, rather than the Company make the actual product sale, the Company will have no cost of goods sold, no procurement, carrying or shipping costs and no inventory. A substantial majority of consumer accounts will be settled by directly charging credit card numbers provided by sellers. Provisions for estimated uncollectible accounts and authorized credits will be recorded as percentages of revenues and will be provided for at the time of revenue recognition.

               The Company charges annual territory fees to customers based upon each level of distribution and vehicle line that the customer purchases. Annual fees will be amortized into income over a period of 12 months commencing with the date the customer begins fulfilling parts orders for the web site. Unamortized fees are recorded as deferred revenue. Sales commissions associated with annual territory fees will be recorded as prepaid expenses and will be charged against income as the related revenue is recognized.

               The e-commerce web site became operational on January 23, 2000. During the period ended December 31, 1998 and the year ended December 31, 1999, the Company recognized no revenues from e-commerce transactions.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

               Reallyknow.com revenues and all costs and expenses related to sales of Kiosks will be recognized at the time the products are delivered. In connection with the implementation of its current business plan for Reallyknow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer involved in the production of radio and television advertising. For the year ended December 31, 1999 and the period ended December 31, 1998, the Company generated gross revenues of approximately $777,000 and $233,000, respectively, from the production of radio and television media.

               FAIR VALUE OF FINANCIAL INSTRUMENTS - Cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The carrying value of capitalized lease obligations approximate their fair value. The fair value of mortgages payable and other debt instruments are based upon the present value of future cash flows discounted at estimated current borrowing rates available to the Company for each type of debt instrument.

               CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Cash is held in banks and other financial institutions and at times may exceed federally insured limits. The Company has not incurred any losses on its cash deposits and it does not believe it is exposed to any significant credit risk therefrom. Concentrations of credit risk with respect to trade receivables, in the opinion of management, are limited due to the lack of concentration of large balances due from any individual customer.

               INVENTORY - Inventory is valued at the lower of cost or market. Cost is determined by either the first-in, first-out or average cost methods. Inventory consists of Kiosk units available for sale. The Company does not maintain any inventory related to its e-commerce operations.

               PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets. Building and related improvements are depreciated over 25 years and furniture and fixtures and computers and related equipment are depreciated over 3 years. Improvements to leased properties or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter.

               Leased property meeting certain criteria is capitalized and the present value of the related lease payment is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the estimated useful lives of assets acquired ranging from three to five years.

               Expenditures for repairs and maintenance are expensed as incurred. Expenditures which materially increase values, or extend useful lives are capitalized.

               DEFERRED LOAN COSTS - Deferred loan costs in connection with the acquisition of the mortgage financing to purchase the Company's office building are being amortized on a straight line basis over the seventeen year term of the loan, commencing in May 1999.

               OTHER ASSETS - Deferred consulting fees included in other assets are being amortized over the terms of the related consulting agreements ranging from one to two years. The cost of acquiring the Internet domain names will be amortized over a period of five years commencing with the activation of the website in January 2000.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

               PATENT - Patents are carried at cost less accumulated amortization which is calculated on a straight line basis over the estimated useful life of the asset of five years.

               EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED - Excess of cost over fair value of net assets acquired is amortized on the straight-line method over five years.

               INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit.

               NET LOSS PER SHARE OF COMMON STOCK - The basic and diluted net loss per common share in the accompanying consolidated statements of operations are based upon the net loss divided by the weighted average number of shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options would be anti-dilutive.

               STOCK OPTION PLAN - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based upon the market value on the date of grant.

               SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

2.       DEFERRED COSTS AND OTHER CURRENT ASSETS:

               A summary of deferred costs and other current assets at December 31, 1999 and December 31, 1998 is as follows:


                                                         December 31,               December 31,
                                                             1999                       1998
                                                         ------------               -----------
         Deferred costs                                   $      -                  $   150,000

         Prepaid expenses                                      77,824                         -

         Deposits and receivables from
               officers and employees                            -                       10,229
                                                          -----------               -----------

                                                          $    77,824               $   160,229
                                                          ===========               ===========

               Deferred costs consist of amounts paid in excess of costs recognized in connection with a contract accounted for using the percent of completion method of accounting.

3.       PROPERTY AND EQUIPMENT:

               A summary of property and equipment at December 31, 1999 and December 31, 1998 is as follows:


                                                  December 31,      December 31,
                                                      1999              1998
                                                  ------------      -----------

         Land, building and improvements           $ 600,966         $      --
         Furniture and fixtures                       22,855             7,440
         Assets acquired under capitalized
               leases                                 60,483            60,483
         Computers and related equipment             265,201           145,373
         Leasehold improvements                           --            81,462
                                                   ---------         ---------
                                                     949,505           294,758
         Less: accumulated depreciation and
               amortization                         (126,284)          (85,000)
                                                   ---------         ---------
                                                   $ 823,221         $ 209,758
                                                   =========         =========

         Depreciation and amortization
               expense                             $  65,288         $  14,279
                                                   =========         =========
         Depreciation and amortization
               of assets acquired under
               capitalized leases                  $  12,097         $   3,024
                                                   =========         =========

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

               Assets acquired under capitalized leases consist primarily of computers and related equipment.

               The carrying value of land, building and improvements at December 31, 1999, has been reduced by $74,000, which amount represents the excess of the purchase price of the property over its appraised value at the date of purchase. The amount has been included in asset impairment charge. The property was purchased from Stonestreet Investments, Inc., which is owned by four directors and one key employee of the Company who are also major stockholders of the Company.

4.       OTHER ASSETS:

               Other assets at December 31, 1999 and December 31, 1998 are as follows:


                                                December 31,        December 31,
                                                    1999                1998
                                                ------------        ------------
         Deferred consulting fees                $ 588,064           $      --
         Internet domain                            47,870                  --
         Deposits                                   14,992               2,414
                                                 ---------           ---------

                                                   650,926               2,414
         Less: accumulated amortization           (235,526)                 --
                                                 ---------           ---------

                                                 $ 415,400           $   2,414
                                                 =========           =========

         Amortization expense                    $ 235,526           $      --
                                                 =========           =========

5.       NOTES AND MORTGAGES PAYABLE:

               BANK NOTE PAYABLE - The Bank note payable, in the original principal amount of $45,500, bore interest at 2% over the lender's prime rate and was payable in monthly principal installments of $1,900 from July 1, 1998 through June 1, 2000. Interest was also payable monthly. The outstanding principal balance of the note on December 31, 1998, was $33,588 . The principal balance of the note plus accrued interest was paid in full during 1999.

               CONVERTIBLE PROMISSORY NOTES - During the year ended December 31, 1999, The Company issued Convertible Promissory Notes ("the Notes") in the original principal amount of $300,000. The notes bore interest at rates ranging from 9% to 10% and were payable in full, including accrued interest one year from their date of issuance. The holders also had the option to convert the notes plus accrued interest into shares of Common Stock at a conversion price of $.50 per share. The conversion price was based on recent private placement transactions. In December 1999, the holders converted the notes plus all accrued interest into 609,776 shares of common stock.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

               MORTGAGES PAYABLE - The Company's real property is subject to the following mortgages at December 31, 1999:


          First mortgage note, with interest at 15% per annum,
              interest payable monthly in the amount of $4,375,
              principal and unpaid interest payable on May 31, 2016             $ 350,000


          Second mortgage note, with interest at 15% per annum,
              interest payable monthly in the amount of $375,
              principal and unpaid interest payable on May 31, 2016                30,000


          Other, with interest at 9% per annum, payable in
              monthly installments of principal and interest
              of $260, through February  2009.                                     19,404

                                                                                ---------

                                                                                  399,404

                   Less current portion                                             1,428
                                                                                ---------

                   Long-term portion                                              397,976
                                                                                =========

               The first and second mortgages are also collateralized by a pledge of 100,000 shares of the Company's Common Stock owned by four officers of the Company, and by the conditional guarantee of the President of the Company.

               As of December 31, 1999, the net book value of the real property collateralizing the above mortgages was approximately $595,000.

               OTHER NOTES PAYABLE - In September 1998, The Company assumed a note from a related party in the original principal amount of $15,000. The note provided for interest at the rate of 9.5% per annum and was payable in three monthly installments of principal and interest. The loan was paid in full in January 1999.

               DEBT MATURITIES - Debt maturities subsequent to December 31, 1999, are as follows:

                  Year Ending
                  December 31,                                    Amount
                  ------------                                 -----------
                   2000                                        $     1,428
                   2001                                              1,562
                   2002                                              1,708
                   2003                                              1,869
                   2004                                              2,044
                   Thereafter                                      390,793
                                                               -----------

                             Total                             $   399,404
                                                               ===========

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

6.       CAPITALIZED LEASES:

               The Company leases certain equipment under capital lease arrangements. Future minimum lease payments under these agreements subsequent to December 31, 1999, are as follows:


               Year Ended
               December 31,                                                   Amount
               ------------                                                 ----------
               2000                                                         $    9,622

               2001                                                              1,178

                                                                            ----------

                   Total minimum lease payments                                 10,800

                   Less amount representing
                        interest at 9.9% to 25.5%                                  687
                                                                            ----------
                   Present value of minimum
                        lease payments                                      $   10,113
                                                                            ==========

               In January 2000, the Company liquidated the balances due under the capitalized leases. Accordingly, the present value of minimum lease payments has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 1999.

7.       INCOME TAXES:

               The difference between the Company's effective income tax rate and the federal statutory rate at December 31, 1999, and December 31, 1998, is reconciled below:


                                                            1999         1998
                                                          -------       ------
         Federal benefit expected                           (34)%        (34)%
         State taxes                                         (4)          (2)
         Permanent items                                      3           --
         Increase in valuation allowance                     35           36
                                                            ---          ---

                                                            0.0 %        0.0 %
                                                            ===          ===

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

               Significant components of the Company's deferred tax assets and liabilities at December 31, 1999, and December 31, 1998, are approximately as follows:


                                                  1999               1998
                                              -----------         ---------
         Deferred Tax Assets

         Net operating losses                 $ 1,814,000         $ 657,000
         Stock based compensation                 365,000                --
         Deferred income                          220,000                --
         Other                                     28,000                --
                                              -----------         ---------
              Gross deferred tax asset          2,427,000           657,000
         Less valuation allowance              (2,427,000)         (657,000)
                                              -----------         ---------
              Deferred tax asset              $        --         $      --
                                              ===========         =========

               There were no deferred tax liabilities as of December 31, 1999, and December 31, 1998.

               As of December 31, 1999, the Company had estimated net operating loss carryforwards of approximately $4,800,000 available to offset future taxable income. The net operating loss carryforwards expire through the year 2019. Under U.S. federal tax law, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

8.       STOCKHOLDERS' EQUITY:

               On March 13, 1998, The Company's Board of Directors authorized a 70 for 1 split of its Common Stock effective for holders of record on such date. All shares and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

               On November 12, 1999, the Company amended its articles of Incorporation to grant the Board of Directors of the Company the authority to issue up to 10,000,000 shares of preferred Stock, par value $.001 per share, and to determine the price, rights, preferences, privileges, and restrictions, including voting rights of these shares without further vote or action by stockholders.

               The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation expense recognized for the issuance of stock options to employees is computed as the difference between the exercise price of the stock option and the market price of the common stock on the date the option is granted. For the year ended December 31, 1999, employees of the Company were issued options to purchase a total of 790,000 shares of the Company's Common Stock, at exercise prices ranging from $1,50 to $3.00 per share expiring from August 2000 to February 2009, which resulted in compensation expense of $253,000 in the accompanying financial statements.

               Had compensation cost for the Company's issuance of common stock

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

         options during the year ended December 31, 1999 been determined based upon the fair value at the date of grant consistent with the provisions of SFAS No 123, the Company's net loss and net loss per per common share would have been increased to the unaudited pro forma amounts indicated below:


               Net loss as reported                           $(4,996,208)
               Proforma net loss                              $(7,034,925)
               Net loss per share as reported                 $      (.34)
               Proforma net loss per share                    $      (.48)

               The Company utilizes the Black-Scholes option pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the Year ended December 31, 1999; dividends yield of 0%; expected average annual volatility of 133.86%; average annual risk free interest rate of 6%; and expected terms averaging approximately seven years.

               The Company's stock option plan provides for the granting of either incentive stock options or non qualified stock options to key employees and non-employee members of the Company's Board of Directors for up to a maximum of 1,650,000 shares of common stock. Options outstanding at December 31, 1999, consist of 550,000 non qualified options and 240,000 incentive options. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 33% and no options are exercisable after ten years from date of grant.

               There were no stock options outstanding prior to February 12, 1999.

               The following summarizes stock option activity for the year ended December 31, 1999:


                                                                                     Exercise
                                                              Amount               Price Range
                                                             --------              -----------
         Outstanding as of December 31, 1998                     -                    -     -
         Granted                                              790,000               $1.50-$3.00
         Exercised                                               -                    -     -
         Forfeited                                               -                    -     -
                                                             --------
         Outstanding as of December 31, 1999                  790,000               $1.50-$3.00
                                                             ========
         Number of shares exercisable as of
             December 31, 1999                                183,335                  $3.00
                                                             ========
         Weighted average fair value of options
             granted                                         $   2.58
                                                             ========

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

               During the period ended December 31, 1998, the Company issued 896,500 shares of Common Stock, in private placements at a per share value of $.50, and received cash proceeds of $448,250. During the year ended December 31, 1999, the Company issued 2,810,153 shares of Common Stock, in private placements at per share prices ranging from $.50 to $1.50, and received net cash proceeds of $2,434,024.

               During the year ended December 31, 1999, and the period ended December 31, 1998, the Company issued 2,253,553 and 440,000 shares of Common Stock, respectively, in payment of accounts payable, conversion of notes payable and services. Shares issued to liquidate recorded liabilities were valued based upon the amount of the recorded liability satisfied and all other shares were valued at a 10% discount to market for shares issued for services rendered or goods received and were recorded as an asset or charged to expense based upon the nature of the transaction.

               At December 31, 1999, the Company had reserved the following shares of Common Stock for issuance:


                   Stock option plan                                  860,000

                   Options exercisable at $1.50
                        to $3.00 per share                            790,000

                                                                    ---------

                             Total                                  1,650,000
                                                                    =========

9.       RELATED PARTY TRANSACTIONS:

               During the year ended December 31, 1999, the Company liquidated $157,139 of amounts due to officers and directors by issuance of 246,407 shares of Common Stock. At December 31, 1998, deferred costs and other current assets include $8,998 due from officers and other current liabilities include $79,600 due to officers.

               In connection with the purchase of the land, building and improvements, the Company issued a third mortgage note to Stonestreet Investments, Inc., which is owned by five officers of the Company who are also major stockholders of the Company. The note bore interest at 9.5% per annum and required payments of principal and interest in varying amount through June 30, 2002, with all remaining principal and accrued interest due and payable on July 30, 2002. By agreement among the parties all required payments under the mortgage were deferred indefinitely. On November 30, 1999, the Company issued 127,870 shares of Common Stock in full satisfaction of the $182,000 principal balance of the note plus $9,806 of accrued interest.

               The shares of Common Stock issued in the above transactions were valued at per share prices approximating recent private placements of Common Stock less a 10% discount from market.

               During the year ended December 31, 1999, the Company issued a total of 425,000 shares of Common Stock to officers and directors and a key employee in payment of bonuses, at a per share price of $1.74 for an aggregate of $741,094.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

10.      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

               A summary of selling, general and administrative expenses for the year ended December 31, 1999, and for the period ended December 31, 1998 are as follows:


                                                                  Year Ended               Period Ended
                                                                 December 31,              December 31,
                                                                     1999                      1998
                                                                 ------------              ------------
               Salaries and related taxes                         $  813,846               $   177,640
               Advertising and marketing                             144,021                     1,800
               Rent and lease                                         61,855                    15,807
               Stockholder relations                                 212,981                       375
               Telephone and utilities                                99,183                    13,808
               Travel and entertainment                              176,904                    50,684
               Office expense and supplies                           169,978                     6,849
               Dues and subscriptions                                 33,660                     9,013
               Legal and accounting fees                             357,502                    34,059
               Insurance                                              47,527                     2,092
               Other                                                 262,722                    42,740
                                                                  ----------                ----------

                   Total                                          $2,380,179                $  354,867
                                                                  ==========                ==========

11.      COMMITMENTS AND CONTINGENCIES:

               The Company leased office space from an unrelated third party through mid August 1999. Total rental expense was $36,885 and $11,878 for the year ended December 31, 1999 and the period ended December 31, 1998, respectively.

               The Company has entered into employment agreements with certain officers and key employees which provide for annual base salaries aggregating $704,000. The agreements range from fourteen months to three years. Certain of the agreements provide for an automatic one year extension of the term on the annual anniversary date of the agreement. Each agreement provides that the officer or key employee is entitled to participate in all employment benefit programs generally available to company employees, including health care and disability plans, stock option plans and any retirement plan.

               In connection with two of the agreements the individuals were each granted options to purchase 120,000 shares of Common Stock at prices ranging from $1.50 to $1.75 per share of restricted Common Stock.

12.      SUBSEQUENT EVENT:

               On February 11, 2000, the Company, in connection with M&M/Mars Incorporated entered into an agreement to be an associate sponsor of a NASCAR Winston Cup race car for the entire NASCAR season from February 17, 2000, through November 19, 2000. The Company made an initial payment of $200,000 and is committed to make an additional payment of $200,000 in May 2000. The Company has also committed to issue 34,000 shares of Common Stock

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

12.      SUBSEQUENT EVENT (continued):

         to Mars Incorporated as additional consideration. The shares of Common Stock were valued at $16.20 per share for an aggregate of $550,800, which represents a 10% discount from market as of the date of the contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between the Company and its certified public accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company's officers and directors and their respective ages as of February 29, 1999 are as follows:


     NAME                AGE                          POSITION
Shawn D. Lucas           31     Chairman, Co-Chief Executive Officer and President

Scott A. Anderson        31     Co-Chief Executive Officer, Chief Technology Officer,
                                Director

Ian Hart                 36     Chief Financial Officer

Jeffrey M. Odato         44     Vice President, National Sales, Director

Michael R. Fouts         42     Director of Business Affairs, Director

David Lampert            32     Senior Vice President of Software Development, Director

DuWayne J. Peterson      67     Director

         The following sets forth a description of the officers' and directors' business experience during the past five years or more and other biographical information:

         SHAWN D. LUCAS has served as the Chairman, Co-Chief Executive Officer of the Company since September 1998. He co-founded the original entity, Direct Touch Research, Inc., Sanford, Florida, in January 1998 and has also been the Company's President since June 1999. Prior to co-founding the Company, Mr. Lucas was the Vice President of Media for MTV/Pinnacle Advertising Group, Inc., Sanford, Florida from January 1997 to September 1998. MTV Pinnacle Advertising Group provided advertising services primarily to automobile dealerships. From January 1996 to January 1997, Mr. Lucas was the Vice President of Media for Defalco Advertising, Inc., Heathrow, Florida. From April 1992 to January 1996, he was Vice President of Media for DeFalco West Advertising, Inc., Los Angeles, California. Both DeFalco companies are automotive marketing and advertising companies. From October 1990 to April 1992, Mr. Lucas worked for DeFalco Advertising, Inc., Heathrow, Florida. Prior to that time, Mr. Lucas worked for John Lucas Chevrolet in Oregon.

         SCOTT A. ANDERSON has served as Co-Chief Executive Officer and Chief Technology Officer of the Company since September 1998. He co-founded the original entity, Direct Touch Research, Inc. in January 1998. From January 1996 through September 30, 1998, he was President of United Equity Partners, Inc., Sanford, Florida, an Internet technology and work flow solutions company. From May 1995 through January 1997, he was the MIS Director for DeFalco Advertising, Inc., Heathrow, Florida.

         IAN HART joined the Company in October 1999 as our Chief Financial Officer. From October 1998 to September 1999, he served as Chief Financial Officer of Sims Communications, Inc., Irvine, California, a healthcare related transaction processing company. Prior to that, he was Chief Financial Officer for Data Systems West, Los Angeles, California, from April 1998 through October 1998. Data Systems West is a network integrator of information solutions for businesses. From December 1996 to April 1998, he was Chief Financial Officer for D2 Electrical Contracting, Inc, Corona, California, an industrial electrical subcontractor. From October 1994 to November 1997, Mr. Hart worked as a financial consultant with Merrill Lynch, Pasadena, California. From 1992 to October 1995, he was Vice President of Secondary Marketing for Fallbrook Mortgage Corporation of Woodland Hills, California, a mortgage banker. From 1986 to 1992, he worked as a CPA in public practice with a local accounting firm and Ernst & Whinney, Century City, California.

         JEFFREY M. ODATO has been a director of the Company and the Vice President, National Sales since September 1998. Mr. Odato was Executive Vice President of Sales and Marketing for the Company from September 1998 to November 1999. Prior to joining the Company, he was the President of MTV Pinnacle Advertising Group, Inc., Sanford, Florida, from January 1997 to September 1998. He served as the President of DeFalco Advertising, Inc., Heathrow, Florida, from October 1993 to January 1997.

         MICHAEL R. FOUTS has been a director of the Company since September 1998 and has served as our Director of Business Affairs since November 1999. From September 1998 to November 1999, Mr. Fouts was Senior Executive Vice President of Business Affairs and Human Resources for the Company. Mr. Fouts was the Chief Executive Officer of MTV Pinnacle Advertising Group, Inc., Sanford, Florida, from January 1997 to September 1998. Prior to that time, he was Chief Operating Officer of DeFalco Advertising, Inc., Heathrow, Florida from February 1992 through December 1996.

         DAVID M. LAMPERT has been a director of the Company and the Senior Vice President of Software Development since April 1999. From October 1998 to April 1999, Mr. Lampert served as President of Livecode, Inc., Altamonte Springs, Florida, an internet and workflow solutions company. Prior to that, he was employed as a Senior Programmer/Analyst for Computer Sciences Corporation (CSC) Financial Services Group, Winter Park, Florida, from October 1996 to October 1998. CSC is a computer consulting company. From 1985 to October 1996, Mr. Lampert was Director of Development and Webmaster for Techware Corporation, Orlando, Florida, which designed and created educational software and web sites. Mr. Lampert is the brother of Daniel Lampert, an employee of the Company.

         DUWAYNE J. PETERSON was appointed as an independent director of the Company in February, 2000. Mr. Peterson is President of DuWayne Peterson Associates, a consulting firm specializing in the effective management of information technology. Prior to forming his firm in 1991, he held the position of Executive Vice President Operations, Systems and Telecommunications at Merrill Lynch.

         All of the Company's officers and directors, except Mr. Peterson, devote substantially all of their time to the Company's business.

Director Compensation for Attendance at Meetings

         During 1998 and 1999, the Company paid its employee-directors $7,500 for their service as directors, but ceased paying those fees as of April, 1999. The Company has no plan of reinstating director fees for directors who are also employees of the Company. It does however, intend to compensate outside board members for both their time spent at board and committee meetings and for travel costs incurred on behalf of the company.

Significant Employees

The following individuals, although not executive officers of the Company, are significant employees:

         David McComas, 31, was a co-founder of Direct Touch Research, Inc. and was a director of the Company from September 1998 through February 2000. He presently is in charge of Strategic Business Development. From September 1998 through May 1999 he served as the President of the Company. From April 1993 to September 1998, he was Senior Vice President, Sales and Marketing for Sub-Solutions, Inc. of Clearwater, Florida an operator of Subway franchises. Mr. McComas also operates four Subway franchises which he has owned since 1989.

         Jon F. Palazzo, 31, joined the Company in October 1999 as its Vice President of Aftermarket Operations and generally has responsibility for the operation of the aftermarket parts operations of the parts.com division, sales and marketing in aftermarket parts and establishing strategic alliances with suppliers with respect to aftermarket parts. Prior to joining the Company, Mr. Palazzo was National Sales Manager for Management Information Systems, Group, Inc. ("MISG") (a division of Motor and Equipment Manufacturers Association), Research Triangle Park, North Carolina from July 1998 to October 1999, responsible for new business in the automotive vertical market. MISG develops and manages e-commerce programs for members of trade associations and industry communities. From August 1995 to July 1998, he was an International Trade Specialist with E. Boyd & Associates, Inc., Raleigh, North Carolina, responsible for contract negotiations for the sale of commodity items from North and Central America to world markets. E. Boyd & Associates is an international trade and distribution company. From 1990 to August, 1995, he was International Product Manager for the Worldwide Aftermarket Operations, Southfield, Michigan, a division of Federal-Mogul Corporation, an automotive parts manufacturer.

         Daniel M. Lampert, 35, joined the Company in April 1999 when the Company acquired the assets and business of LiveCode, Inc., a company in which Mr. Lampert was a shareholder. At that time, Mr. Lampert was appointed the Company's Manager/Director of Quality Assurance. In July 1999, he became the Company's Director of Operations. From July 1998 to April 1999, Mr. Lampert was a shareholder and employee of LiveCode, Inc., Orlando, Florida, serving as a Director from July 1998 to October 1998 and its Chief Operating Officer from October 1998 to April 1999. From February 1998 to the present, he has served as the sole owner and principal of his company, Daniel Lampert Communications Corporation, Orlando, Florida, a company that performed web and business services. From November 1983 to the present, Mr. Lampert has served as the sole owner and principal of Techware Corporation, Orlando, Florida, a company that designed and created educational software and web sites. Mr. Lampert is the brother of David Lampert, a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file and the Company is required to report any delinquent filings made during its most recent fiscal year. The Company was not a reporting company under the Exchange Act during fiscal year ended December 31, 1999 and therefore its directors, officers and 10% beneficial owners were not required to file ownership reports during 1999.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth compensation paid by the Company for services by our co-Chief Executive Officers and other most highly compensated individuals who were serving as executive officers or key employees at the end of the fiscal year or who had previously served as executive officers ("Named Executive Officers") for the fiscal years ended December 31, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                       Long-Term
                                                         Annual Compensation(1)       Compensation
                                                       ---------------------------    ------------
                                                                                       Securities
                                             Fiscal                                    Underlying      All Other
Name and Principal Position                   Year        Salary         Bonus           Options      Compensation
-----------------------------------------    ------    ------------  -------------    -----------     ------------
Shawn D. Lucas                                1999     $ 121,875(2)  $   96,875(4)     110,000(5)      $11,566(6)
  President, Chairman Co-CEO                  1998     $  33,394     $      -0-            -0-         $   -0-

Scott A. Anderson                             1999     $ 113,908(2)  $   96,875(4)     110,000(5)      $14,732(6)
  Co-CEO and Chief Technology Officer         1998     $  31,950     $      -0-            -0-         $   -0-


Michael R. Fouts                              1999     $ 113,908(2)  $  145,313(4)     110,000(5)      $   -0-
  Director of Business Affairs                1998     $  29,550     $      -0-            -0-         $   -0-

David Lampert                                 1999     $  59,252(3)  $  175,000(4)                     $   -0-
  Sr. Vice President, Software Development    1998     $     -0-            -0-                        $   -0-

David McComas                                 1999     $ 113,908(2)  $   96,875(4)     110,000(5)      $   -0-
  Strategic Business Development              1998     $  18,990     $      -0-            -0-         $   -0-

Jeffrey M. Odato                              1999     $ 113,908(2)  $   96,875(4)     110,000(5)      $ 4,667(6)
  National Sales Manager                      1998        31,950     $      -0-            -0-         $   -0-

--------------
(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to these Named Executive Officers. The aggregate amount of such compensation for the Named Executive Officers is less than 10% of the total annual salary and bonus.

(2) Includes $5,508 of salary for the period August 30, 1999 to October 22, 1999 paid in 3,672 shares of restricted common stock. The closing price of a share of common stock on November 30, 1999, the date of payment, was $5.00 per share.

(3) Includes $18,252 of salary for the period June 1, 1999 to November 30, 1999 paid in 36,504 shares of restricted common stock. The closing price of a share of common stock on November 29, 1999, the date of payment, was $4.75 per share.

(4) Bonus paid in an aggregate of 375,000 shares of restricted stock to these officers and a key employee . The closing price of a share of common stock on the dates of grant ranged from $1.1875 to $1.9375 per share.


                                                                      Closing Price of a
Name                   Bonus Shares              Date of Grant        Share on Grant Date
----                   ------------              -------------        -------------------
Shawn D. Lucas            50,000                   11/11/99                 $1.9375
Scott A. Anderson         50,000                   11/11/99                 $1.9375
David McComas             50,000                   11/11/99                 $1.9375
Jeffrey M. Odato          50,000                   11/11/99                 $1.9375
Michael R. Fouts          75,000                   11/11/99                 $1.9375
David Lampert             75,000                   11/11/99                 $1.9375
David Lampert             25,000                   10/21/99                 $1.1875

(5) Represents the number of shares of common stock subject to options on February 12, 1999, the date of grant. The closing price of a share of common stock on the date of grant was $3.50. See "-- Stock Option Grants."

(6) Represents sales commissions paid.

Stock Option Grants

         The following table sets forth information concerning individual grants of options to purchase Common Stock made to executives individuals during 1999.

     ----------------------------------------------------------------------

                                                                               Potential Realizable
                                                                                    Value at
                                                                               Assumed Annual Rates
                                                                                        of
                              Number of  Percent of                                Stock Price
                             Securities     Total      Exercise                  Appreciation for
                             Underlying    Options        or                      Option Term(1)
                               Options   Granted to   Base Price  Expiration  ----------------------
Name                           Granted    Employees    ($/Share)     Date        5%($)      10%($)
---------------------------  ----------  ----------   ----------  ----------  ----------  ----------

Shawn D. Lucas                110,000(2)     16%         $3.00     2/12/09    $537,535    $855,935


Scott A. Anderson             110,000(2)     16%         $3.00     2/12/09    $537,535    $855,935

Michael R. Fouts              110,000(2)     16%         $3.00     2/12/09    $537,535    $855,935

David Lampert                    -0-         -0-          -0-        -0-           -0-         -0-

David McComas                 110,000(2)     16%         $3.00     2/12/09    $537,535    $855,935

Jeffrey M. Odato              110,000(2)     16%         $3.00     2/12/09    $537,535    $855,935

---------------

(1) In accordance with the rules of the Commission, the potential realizable values for such options shown in the table are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumed rates of appreciation do not represent the Company's estimate or projection of the appreciation of shares of Common Stock of the Company.

(2) Options were granted on February 12, 1999 and vest in thirds over three years commencing October 1, 1999.

         No options were exercised during fiscal 1999.

Stock Option Plan

         The Company's stock option plan currently authorizes the award of 1,650,000 shares of common stock in the form of stock options. As of December 31, 1999, stock options to purchase 790,000 shares of common stock were outstanding under the plan. Accordingly, 860,000 shares of common stock are available for future awards under the plan. The plan is designed as a means to retain and motivate qualified and competent persons who provide services to the Company and its subsidiaries, if any.

         All employees of the Company are eligible to be granted awards under the plan, as are directors, consultants and independent contractors of the Company or its subsidiaries. Awards under the plan are made by the board of directors, or if instituted by the board of directors, by the compensation committee, in its sole discretion, from among those eligible. In granting options, the compensation committee (when created) will consider current levels of compensation, the need to provide incentives to particular employees, past performance, comparison to employees at comparable companies and the Company's overall performance.

         The plan is currently administered by the board of directors. The board makes all decisions or determinations by either a majority vote of its members at a meeting or by the unanimous written approval of its members. The board may adopt, alter or repeal any administrative rules, guidelines and practices for carrying out the purposes of the plan. The board has the right to determine, among other things, the persons to whom awards are granted, the terms and conditions of any awards granted, the number of shares of common stock covered by the awards, the exercise price of options and the term thereof.

         If there is a change in the common stock due to a stock dividend or recapitalization, the plan provides for appropriate adjustment in the number of shares available for grant under the plan and the number of shares and the exercise price per share under any option then outstanding under the plan, so that the same percentage of the Company's issued and outstanding shares shall remain subject to being optioned under the plan or subject to purchase at the same aggregate exercise price under any such outstanding option, as applicable. Unless otherwise provided in any option, the committee may change the option price and/or number of shares under any outstanding option when, in its discretion, such adjustment becomes appropriate so as to preserve but not increase benefits under the plan. The aggregate number of shares subject to options granted to any one optionee under the Plan may not exceed 660,000, subject to adjustment as described above. However, no incentive stock options as defined in Section 422 of the Internal Revenue Code) may be granted to a person who is not also an employee of the Company.

         The plan provides for the granting of both incentive stock options and nonqualified stock options. Options may generally be granted under the plan on such terms and at such prices as determined by the committee, except that the per share exercise price of any incentive stock options cannot be less than the fair market value of a share of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may become exercisable after the expiration of ten years from the date of grant. The committee may accelerate the exercisabilty or vesting of any option or shares previously acquired by the exercise of any options, and, in the event of a change in control, unless otherwise provided in the option, each outstanding option will become immediately fully exercisable. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries must have an exercise price of at least 110% of the fair market value of the Common stock subject to such option on the date of grant and a term of no more than five years. Incentive stock options granted under the plan are not transferable other than by will or by the laws of descent and distribution. Nonqualified stock options are also not transferable unless the prior written consent of the committee is obtained and such transfer does not violate Rule 16b-3 under the Exchange Act.

         The committee may permit the option price to be paid by cash, certified or official bank check, personal check if accepted by the committee, money order, shares of common stock that have been held for at least 6 months (or such other shares as the Company determines will not cause the Company to recognize for financial accounting purposes, a charge for compensation expense), withholding of shares of common stock, any cashless exercise procedure approved by the committee, other consideration deemed appropriate by the committee, or a combination of the above. The plan also authorizes the Company to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at the prime rate of the Company's principal lender, (iii) be secured by the shares of Common Stock purchased, and (iv) contain such other terms as the committee in its sole discretion shall reasonably require. The committee has the authority to amend or terminate the plan or any options, provided that no such action may substantially impair the rights or benefits of the holder of any outstanding option without the consent of such holder, and provided further that certain amendments to the plan are subject to shareholder approval.


Employment Agreements

We entered into employment agreements (as amended) with the following Executives and key employee:


Officer                     Term            Salary           Position
-------                     ----            ------           --------

Shawn D. Lucas       Oct. 1998-Oct. 2001    $72,000    Co-CEO, President
Scott A. Anderson    Oct. 1998-Oct. 2001    $72,000    Co-CEO, Chief Technology
                                                       Officer
Jeffrey M. Odato     Oct. 1998-Oct. 2001    $72,000    National Sales Manager
Michael R. Fouts     Oct. 1998-Oct. 2001    $72,000    Director of Business
                                                       Affairs
David Lampert        Apr. 1999-Apr. 2002    $72,000    Senior Vice President of
                                                       Software Development
David McComas        Oct. 1998-Oct. 2001    $72,000    Strategic Business
                                                       Development



         All provisions contained in the employment agreements for the above-named executives and key employee are identical. Under each agreement, the individual is entitled to participate in all employee benefit programs available to Company employees generally, including participation in health care and disability plans, stock option plans and any retirement plan. The original term of the agreements is three years; however, on each anniversary of the commencement date, the term is automatically extended for an additional year. The agreements provide for discretionary performance bonuses as determined by the board of directors.

         The Company may terminate the executives' and/or key employee's employment for cause or without cause at any time, subject to the approval of a majority of the board of directors. If the Company terminates the individual's without cause he is paid for his then existing annual base salary for a period of three years, payable weekly or in accordance with our payroll practices at the time. An additional six months of insurance coverage is provided for them under the Company's medical and disability plans. Upon termination of employment without cause, the individuals will be released from the non-competition provisions of their employment agreements, but the non-disclosure and provisions relating to proprietary information will remain in effect.

         The individuals may terminate their employment at any time upon 90 days' written notice to the Company, except in the event of a change of control, when 10 days' notice is required. The agreements contain nonsolicitation and noncompetition provisions that are intended to survive the termination of employment for a period of two years.

         In addition, in April 1999, the Company entered into an employment agreement (as amended) with Daniel Lampert. He serves as our Director of Operations and receives an annual salary of $72,000. The agreement expires in April, 2002; however, on each anniversary date, the term automatically extends for an additional year. The Company may terminate Mr. Lampert's employment for cause or without cause at any time, subject to the approval of a majority of the board of directors. If the Company terminates Mr. Lampert without cause, he is to be paid for his then existing annual base salary for a period of three years, payable in accordance with our standard payroll practices. An additional six months of insurance coverage is also to be provided for him under the Company's medical and disability plans. Upon termination of employment without cause, Mr. Lampert will be released from the non-competition provisions of his employment agreement, but the non-disclosure and provisions relating to proprietary information will remain in effect. Mr. Lampert may terminate his employment at any time upon 90 days' written notice to the Company, except in the event of a change of control, when 10 days' notice is required. The agreements contain nonsolicitation and noncompetition provisions that are intended to survive the termination of employment for a period of two years.

         In August 1999, the Company entered into an employment agreement with Ian Hart. He serves as our Chief Financial Officer and receives an annual salary of $100,000. The agreement expires on December 31, 2000, subject to renewal for successive one year terms, and unless otherwise terminated under the agreement. Under his agreement, Mr. Hart received stock options pursuant to our 1998 Stock Option Plan to purchase an aggregate of 120,000 shares of common stock at an exercise price of $1.75 per share. These stock options vest over 18 months. Mr. Hart was also granted 10,000 shares of restricted common stock to be forfeited should he voluntarily terminate his employment prior to April 4, 2000 or should we discharge him for cause prior to April 4, 2000. If the Company terminates Mr. Hart's employment without cause, he will continue to be paid his base salary and be provided health insurance benefits (and life insurance benefits, if any) for the greater of the remaining term of the agreement or eight months. Mr. Hart may terminate the agreement upon 90 days' prior notice to us. The agreement contains nonsolicitation and noncompetition provisions that survive termination of his employment for two years.

         In October 1999, the Company entered into an employment agreement with Jon Palazzo. He serves as our Vice President of AfterMarket Operations and receives an annual salary of $100,000. The agreement expires on December 31, 2000, subject to renewal for successive one year terms, and unless otherwise terminated under the agreement. Under his agreement, Mr. Palazzo received stock options pursuant to our 1998 Stock Option Plan to purchase an aggregate of 120,000 shares of common stock at an exercise price of $1.50 per share. These stock options vest over 18 months. Mr. Palazzo was also granted 10,000 shares of restricted common stock to be forfeited should he voluntarily terminate his employment prior to April 27, 2000 or should we discharge him for cause prior to April 27, 2000. If the

Company terminates Mr. Palazzo's employment without cause, he will continue to be paid his base salary and be provided health insurance benefits (and life insurance benefits, if any) for the greater of the remaining term of the agreement or eight months. Mr. Palazzo may terminate the agreement upon 90 days' prior notice to us. The agreement contains nonsolicitation and noncompetition provisions that survive termination of his employment for two years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information regarding the beneficial ownership of the Company's common stock as of February 29, 2000, held by persons or groups believed by the Company to beneficially own more than 5% of the Company's outstanding stock, by directors and officers of the Company, and by all directors and officers and affiliates of the Company as a group. Unless otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. The address of each of the individuals listed in the table is c/o the Company, 121 East First Street, Sanford, Florida 32771.

         Percentage ownership in the following table is based on 23,128,706 shares of common stock outstanding as of February 29, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of February 29, 2000 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.


                                       NUMBER OF SHARES            SHARES BENEFICIALLY OWNED AS A
   NAME OF BENEFICIAL OWNER           BENEFICIALLY OWNED          PERCENTAGE OF CLASS OUTSTANDING


   Shawn D. Lucas (1)(3)                  5,334,247                            23%

   Scott A. Anderson (1)                    604,009                             3%

   Jeffrey M. Odato (1)                     393,627                             2%

   Michael R. Fouts (1)                   1,410,309                             6%

   David M. Lampert (4)                     517,218                             2%

   David McComas (1)                      1,686,796                             7%

   Ian J. Hart (2)                           90,000                             *

   Select Media Ltd.                      1,119,500                             5%
      57 Kinkel Street
      Westbury, N.Y. 11590

   SML, Inc.                              1,610,000                             7%
      320 Golf Brook Circle #102
      Longwood, FL 32779

   Flex Technologies, Inc. (5)            2,194,000                            10%

  DuWayne J. Peterson (6)                    40,000                             *%
    225 South Lake Avenue
      Pasadena, CA 91101

All directors and officers               13,294,508                            57%
   and affiliates as a
   group (12 persons)


--------------------

*    Less than one percent

(1) Includes 36,667 shares of common stock issuable upon exercise of stock options.

(2) Includes 40,000 shares of common stock issuable upon exercise of stock options.

(3)  Includes 2,194,000 shares owned by Flex Technologies, Inc. for which Shawn
     D. Lucas holds a proxy.

(4) Shares are held in a family trust for which Mr. Lampert and his wife are co-trustees.

(5)  Shawn D. Lucas holds a voting proxy for these shares.

(6) Includes 10,000 shares of common stock issuable upon exercise of stock options.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1998, I.E.L.S., Inc., a Nevada corporation with no material operations, completed an exchange agreement with Direct Touch Research, Inc. a Florida corporation with no material operations, pursuant to which all shares of DTR common stock were exchanged for 5,542,000 shares of I.E.L.S. common stock. Three of the original shareholders and promoters of I.E.L.S. agreed to have 1,610,000 shares of their stock redeemed by I.E.L.S. for an aggregate consideration of $1,610.00. At the time of the completion of the share exchange, the prior shareholders and promoters of DTR held 5,542,000 shares and the I.E.L.S. shareholders held 4,200,000 shares (prior to redemption and cancellation of the 1,610,000 referenced above). As a result, DTR became a wholly owned subsidiary of I.E.L.S. and I.E.L.S. changed its name to the Company. A total of 987,000 additional shares were issued to the following persons for related consulting services: Consolidated Capital Group, Inc. (300,000 shares); Roger Tichenor (300,000 shares); Pow Wow, Inc. (300,000 shares) and Douglas Hackett (87,000 shares). The Company subsequently dissolved DTR in August 1999.

         In September 1998, the Company acquired all of the business, assets and liabilities of United Equity Partners, Inc., a Florida corporation, for 150,000 shares of the Company common stock. UEP, a company owned by Scott A. Anderson and Michael R. Fouts, provided website design and maintenance services for businesses. The assets acquired consisted primarily of computer equipment, accounts receivable and maintenance contracts. The Company also assumed trade payables of approximately $90,000. UEP was subsequently dissolved in August 1999.

         In September 1998, the Company acquired all of the business, assets and liabilities of MTV/Pinnacle Advertising Group, Inc., a Florida corporation ("Pinnacle"), for 582,000 shares of the Company common stock. Pinnacle, a company owned by Jeffrey M. Odato and Michael R. Fouts, provided advertising services primarily to automobile dealerships. The assets acquired consisted primarily of accounts, receivables, computer and office equipment. The Company also assumed trade payables of approximately $469,000.

         In September 1998, the Company retired a $40,000 obligation owed to Michael Fouts, an officer, director and shareholder of the Company, by issuing him 40,000 shares of the Company's Common Stock.

         In September 1998, the Company issued 400,000 shares of common stock to Select Media, Inc., a beneficial owner of over 5% of the Company's issued and outstanding common stock, pursuant to the terms of a consulting agreement entered into with Select Media, Inc.

         In May 1999, the Company acquired all of the assets and business operations and assumed all of the outstanding liabilities of LiveCode, Inc. ("LiveCode") a Florida corporation in exchange for 600,000 shares of the Company's common stock and a six-month non-interest bearing $20,000 promissory note in favor of the stockholders of LiveCode. The Company, whose President was David Lampert, provides software solutions and other computer-related services to various industries. Effective September 30, 1999, the $20,000 note was repaid by the issuance of 40,000 shares of the Company common stock.

         In May 1999, the Company purchased the office building that is its headquarters and a future parking facility for $562,000. The sellers of the property were Karl and Helen Stairs and StoneStreet Investments, Inc., a Florida corporation ("StoneStreet"), owned by Messrs. Lucas, Fouts, Odato, Anderson and McComas. Messrs. Lucas, Anderson, Fouts and Odato are directors and shareholders of the Company. Mr. McComas is a significant employee and a major shareholder of the Company. The purchase was financed with secured loans totaling $380,000 from an unrelated party, Eugene E. Gramzow, Trustee for the Eugene W.

Gramzow Revocable Trust (the "Gramzow Loan") and an unsecured loan in the amount of $182,000 in favor of StoneStreet Investments, Inc. $432,000 of the loans were used to purchase the property and the remaining loan proceeds were used to complete approximately $160,000 worth of improvements to the property and the building. The Gramzow Loan is secured by the following: (i) a first mortgage against the Company's headquarters and second mortgage against the parking lot; (ii) a conditional personal guaranty by Shawn D. Lucas; and (ii) a pledge of a total of 100,000 shares of the Company common stock by Scott A. Anderson, Michael R. Fouts, Jeffrey M. Odato and David McComas (each of whom pledged 25,000 shares). In December 1999, the StoneStreet loan was retired by payment to StoneStreet of 127,870 shares of the Company's common stock. The carrying value of land, building and improvements at December 31, 1999, has been reduced by $74,000, which amount represents the excess of the purchase price of the property over its appraised value at the date of purchase.

         Effective October 4, 1999, November 29, 1999, and November 30, 1999, the Company repaid and aggregate of $157,139 of amounts due to its principal shareholders, directors and/or officers with the issuance of 246,407 shares of common stock. Messrs. Lucas, Anderson, McComas, Odato Fouts, Lambert and Hart received 3,672; 59,435; 6,508; 20,737; 99,099; 36,504 and 10,000 shares respectively.

         On October 21, 1999, the Company acquired all of the outstanding common stock of FlexRadio, Inc., ("FlexRadio") for 6,200,000 shares of the Company common stock, a transaction valued at $6,417,000. The 6,200,000 shares of stock were issued to FlexRadio's stockholders according to their respective ownership percentages-Flex Technologies, Inc. (a Florida corporation owned by Walter Anderson, father of the Company Co-CEO and Chief Technology Officer Scott Anderson-2,294,000 shares), Shawn Lucas (our co-CEO and President-1,922,000 shares), Official Sports Management, Inc. (a Florida corporation owned by Ross Reback-496,000 shares) and Select Media, Inc. (a Florida corporation owned by George DeMakos-1,488,000 shares). Under the terms of the acquisition, the Company obtained the rights to FlexRadio's provisional patent application for a radio frequency detection and reporting device. FlexRadio technology will enable radio stations to track program and advertising effectiveness in a real time format. The Company will combine FlexRadio's technology with its ReallyKnow.com's Miratouch division's web-enabled real time market research business, thus expanding the reach of real time data gathering for businesses.

See "Summary Compensation Table" and "Stock Option Grants" in Item 11 of this report for information concerning bonuses and stock options granted to the Company's officers, directors and a key employee.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibits


  EXHIBIT
  NUMBER       DESCRIPTION OF EXHIBITS

  3.1          Amended and Restated Articles of Incorporation

  3.1.1        Amendment to Amended and Restated Articles of Incorporation

  3.2          Amended and Restated Bylaws

  3.2.1        Amendment to Amended and Restated Bylaws

  4.1          Stock Option Plan

  4.2          Form of Stock Option Agreement for Messrs. Lucas, Anderson,
               Odato, Fouts and McComas

  4.3 Form of Registration Rights Agreement between Registrant and certain shareholders of Registrant

 10.1          Employment Agreement for Shawn D. Lucas and amendment

 10.2          Employment Agreement for Scott A. Anderson and amendment

 10.3          Employment Agreement for David Lampert and amendment

 10.4          Employment Agreement for Ian Hart

 10.5          Employment Agreement for Jeffrey Odato and amendment

 10.6          Employment Agreement for Michael Fouts and amendment

 10.7          Employment Agreement for David McComas and amendment

 10.8          Form of Indemnification Agreement for Officers and Directors

 10.9.1        Contract for Sale and Purchase between Registrant and Karl O.
               Stairs and Helen L. Stairs

 10.9.2        Contract for Sale and Purchase between Registrant and Stone
               Street Investments, Inc.

 10.10.1       Loan Agreement between Registrant and Eugene W. Gramzow, Trustee

 10.10.2       Mortgage in favor of Eugene W. Gramzow, Trustee

 10.10.3       Mortgage Note in favor of Eugene W. Gramzow, Trustee

 10.11.1       Mortgage in favor of Stone Street Investments, Inc.

 10.11.2       Mortgage Note in favor of Stone Street Investments, Inc.

 10.12.1       Mortgage in favor of Eugene W. Gramzow, Trustee

 10.12.2       Mortgage Note in favor of Eugene W. Gramzow, Trustee

 10.13         Acquisition Agreement between Registrant and Direct Touch
               Research, Inc.

 10.14.1       Acquisition Agreement between Registrant and Unity Equity
               Partners, Inc. ("UEP")

 10.14.2       Amendment to Acquisition Agreement between Registrant and UEP



 10.14.3       Amended and Restated Assumption Agreement between Registrant and
               UEP

 10.15.1       Acquisition Agreement between Registrant and MTV/Pinnacle
               Advertising Group, Inc.

 10.15.2       Amendment to Acquisition Agreement between Registrant and
               Pinnacle

 10.15.3       Amended and Restated Assumption Agreement between Registrant and
               Pinnacle

 10.16         Acquisition Agreement between Registrant and LiveCode, Inc.

 10.17         Agreement and Plan of Merger between Registrant, FlexRadio, Inc.,
               Flex Acquisition, Inc. and the shareholders of FlexRadio, Inc.

 10.18         Employment Agreement for Jon Palazzo

 10.19         Employment Agreement for Daniel Lampert and Amendment

  27           Financial Data Schedule*


--------------

* Filed herewith. Remainder of exhibits previously filed as exhibits to the Company's registration statement on Form 10-SB which was filed on February 24, 2000, and is incorporated herein by reference.


(b)      Reports on Form 8-K.  NONE





SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act of 1934, as amended, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in Sanford, Florida on the 16th day of March 2000.


                                          PARTS.COM, INC. AND SUBSIDIARY
                                          (FORMERLY MIRACOM CORPORATION)


                                          By: /s/ Shawn D. Lucas
                                             ----------------------------------
                                                  Shawn D. Lucas
                                                  President, Chairman and
                                                  Co-Chief Executive Officer


                                          By: /s/ Ian J. Hart
                                             ----------------------------------
                                                  Ian J. Hart, Chief
                                                  Financial Officer

         In accordance with Section 13 or 15(a) of the Exchange Act of 1934, as amended, this Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated below.


Signature                                  Title                          Date

/s/ Shawn Lucas                    Director, President
-----------------------            and Co-Chief Executive
Shawn Lucas                        Officer (Principal Executive
                                   Officer)                          March 16, 2000

/s/  Ian J. Hart                   Chief Financial
-----------------------            Officer (Principal
Ian J. Hart                        Financial Officer)                March 16, 2000

/s/ Scott Anderson                 Director, Co-Chief Executive
-----------------------            Officer and Chief Technology
Scott Anderson                     Officer                           March 16, 2000

/s/ David Lampert                  Director and Senior Vice
-----------------------            President                         March 16, 2000
David Lampert


/s/ DuWayne J. Peterson            Director                          March 16, 2000
-----------------------
DuWayne J. Peterson


/s/ Michael Fouts                  Director                          March 16, 2000
-----------------------
Michael Fouts


/s/ Jeffrey Odato                  Director and Vice President       March 16, 2000
-----------------------
Jeffrey Odato
