Form 10QSB
period 2000-03-31
PARTS COM INC
filed 2000-05-10
CIK 1096494

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------

                                  FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                         Commission File No. 000-28243


                                parts.com, Inc.
                                ---------------
             (Exact Name of Registrant as specified in its Charter)


                   NEVADA                                88-0344869
                   ------                                ----------
        (State or Other Jurisdiction                   (IRS Employer
      of Incorporation or Organization)              Identification No.)


            121 EAST FIRST STREET
              SANFORD, FLORIDA                                 32771
              -----------------                              --------
    (Address of Principal Executive Offices)                (Zip Code)


                  Registrant's telephone number:(407) 302-1314

              Former name, former address and former fiscal year,
                       If changed since last report: N/A


Check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such a shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.

                               [X] YES     [ ] NO



As of May 10, 2000, there were 23,871,906 shares of common stock outstanding.

PART I.              FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.     Index to Financial Statements

PARTS.COM, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at
      March 31, 2000 and December 31, 1999                                 3-4

Consolidated Statements of Operations for the Three
      Months Ended March 31, 2000 and 1999                                   5

Consolidated Statement of Stockholders' Equity for
      the Three Months Ended March 31, 2000                                  6

Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2000 and 1999                           7-8

Notes to Consolidated Financial Statements                                9-12

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                13-14

Other Information and signatures                                            15




SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, regulatory matters, markets for products and services and liquidity and capital resources. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                     March 31,     December 31,
                                                       2000            1999
                                                   -----------     ------------
                                                   (unaudited)

CURRENT ASSETS:

    Cash                                           $   101,068     $ 1,180,833
    Accounts receivable trade, net
           of allowance for doubtful accounts
           $63,885 and $53,885, respectively            41,180          50,597
    Inventory                                           54,589          54,589
    Prepaid expenses and other current
           assets                                      876,328          77,824
                                                   -----------     -----------

         Total Current Assets                        1,073,165       1,363,843
                                                   -----------     -----------
PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of
    $151,371 and $126,284, respectively                917,164         823,221

DEFERRED LOAN COSTS, net of
    accumulated amortization of
    $13,939 and $10,137, respectively                  244,561         248,363

OTHER ASSETS, net of
    accumulated amortization of
    $372,580 and $235,526, respectively                654,079         415,400

PATENT, net of accumulated amortization
    of $570,400 and $249,550, respectively           5,846,600       6,167,450

EXCESS OF COST OVER FAIR VALUE
    OF NET ASSETS ACQUIRED,
    net of accumulated
    amortization of $496,936
    and $380,288, respectively                       1,835,842       1,952,490
                                                   -----------     -----------

    Total Assets                                   $10,571,411     $10,970,767
                                                   ===========     ===========











                            See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31,        December 31,
                                                   2000               1999
                                               ------------       ------------
                                                (unaudited)

CURRENT LIABILITIES:

    Accounts payable and accrued expenses      $    910,898       $    565,814
    Other current liabilities                       318,200            158,352
    Current portion of mortgages payable              1,428              1,428
    Current portion of capitalized leases                --             10,113
    Deferred revenue                              1,263,015            586,000
                                               ------------       ------------

         Total Current Liabilities                2,493,541          1,321,707

LONG TERM PORTION OF BANK NOTE AND
    MORTGAGES PAYABLE                               397,457            397,976

                                               ------------       ------------

         Total Liabilities                        2,890,998          1,719,683
                                               ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred Stock, $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                     --                 --

    Common Stock, $.001 par value,
    50,000,000 shares authorized,
    23,263,206 and 23,051,206 shares
    issued and outstanding, respectively             23,263             23,051

    Additional paid-in capital                   18,808,378         16,090,049

    Accumulated deficit                         (11,151,228)        (6,862,016)
                                               ------------       ------------

         Total Stockholders' Equity               7,680,413          9,251,084
                                               ------------       ------------
         Total Liabilities and
               Stockholders' Equity            $ 10,571,411       $ 10,970,767
                                               ============       ============




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31
                                                  2000                1999
                                              ------------      ---------------
                                               (unaudited)        (unaudited)

NET SALES                                    $     45,244         $    451,782

COST OF SALES                                     280,641              335,544
                                             ------------         ------------

         GROSS (LOSS) PROFIT                     (235,397)             116,238
                                             ------------         ------------
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                    1,649,758              497,268

AMORTIZATION                                      534,847               82,033

DEPRECIATION                                       25,087               15,186

STOCK BASED COMPENSATION                        1,836,661              253,000

INTEREST, NET                                       7,462                3,832
                                             ------------         ------------

         TOTAL EXPENSES                         4,053,815              851,319
                                             ------------         ------------

NET LOSS                                     $ (4,289,212)        $ (  735,081)
                                             ============         ============
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                         $       (.19)        $       (.06)
                                             ============         ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     23,103,299           11,443,247
                                             ============         ============

















                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 (unaudited)


                                        Common Stock                             Additional
                                  -----------------------                          Paid In         Accumulated
                                    Shares        Amount         Capital           Deficit            Total
                                  ----------      -------      -----------      ------------       -----------

Balance - December 31, 1999       23,051,206      $23,051      $16,090,049      $ (6,862,016)      $ 9,251,084

Issuance of stock options to
   directors                              --           --          206,326                --           206,326

Issuance of common stock to
   directors                          60,000           60          719,040                --           719,100

Issuance of common stock
   for NASCAR sponsorship             34,000           34          550,766                --           550,800

Issuance of common stock
   for services                      118,000          118        1,242,197                --         1,242,315

Net loss for the period                   --           --               --        (4,289,212)       (4,289,212)
                                  ----------      -------      -----------      ------------       -----------

Balance - March 31, 2000          23,263,206      $23,263      $18,808,378      $(11,151,228)      $ 7,680,413
                                  ==========      =======      ===========      ============       ===========












                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                              March 31
                                                    ---------------------------
                                                        2000            1999
                                                    -----------      ---------
                                                    (unaudited)     (unaudited)
 CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net loss                                          $(4,289,212)     $(735,081)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization                                     534,847         82,033
       Depreciation                                      25,087         15,186
       Stock based compensation                       1,836,661        253,000

  Changes in operating assets and liabilities:
             Receivables                                  9,417        (65,362)
             Prepaid expenses and other
                       current assets                  (247,704)       150,000
             Deferred revenue                           677,015       (197,500)
             Accounts payable and accrued
                 expenses                               354,795         62,561
             Other current liabilities                  159,848        (13,594)
                                                    -----------      ---------
  Net cash used in
       operating activities                            (939,246)      (448,757)
                                                    -----------      ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Payments for property and
       equipment                                       (119,027)       (40,215)
  Payments for other assets                             (10,860)       (21,000)
                                                    -----------      ---------
  Net cash used in
       investing activities                            (129,887)       (61,215)
                                                    -----------      ---------

 CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Repayments of other liabilities                          --         (9,500)
    Repayments of bank note payable                        (519)       (13,132)
    Repayments of capitalized leases                    (10,113)        (8,292)
    Proceeds from issuance of
         common stock                                        --        568,524
                                                    -----------      ---------
    Net cash (used in) provided by
         financing activities                           (10,632)       537,600
                                                    -----------      ---------

(DECREASE) INCREASE IN CASH                          (1,079,765)        27,628

CASH, AT BEGINNING OF PERIOD                          1,180,833         65,509
                                                    -----------      ---------

CASH, AT END OF PERIOD                              $   101,068      $  93,137
                                                    ===========      =========

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                          Three Months Ended
                                                               March 31
                                                       ------------------------
                                                           2000         1999
                                                       -----------  -----------
                                                       (unaudited)  (unaudited)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                            $14,902      $3,092
                                                         =======      ======



SUPPLEMENTAL SCHEDULE OF NON
CASH INVESTING & FINANCING
ACTIVITIES:

Three Months Ended March 31, 2000:

Issuance of 34,000 shares of common stock, valued at $550,800, to Mars
     Incorporated in connection with the Company's associate sponsorship of a NASCAR Winston Cup race car.

Issuance of 60,000 shares of common stock in connection with the appointment of two independent directors, in the aggregate amount of $719,100.

Issuance of 113,000 shares of common stock in connection with employment contracts and employee bonuses, in the aggregate amount of $1,236,415.

Issuance of 5,000 shares of common stock in payment of $5,900 of consulting fees


Three Months Ended March 31, 1999:


Issuance of 100,000 shares of common stock, valued at $331,870, in payment of deferred consulting fees.

















                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


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

                  On May 28, 1999, the Company acquired all of the assets and business operations and assumed all of the outstanding liabilities of LiveCode, Inc. ("LiveCode") a closely held corporation in exchange for 600,000 shares of the Company's Common Stock and a promissory note in the original principal amount of $20,000. LiveCode was engaged in the business of software development and from its inception through May 28, 1999, its major source of operating revenues was from services performed under one contract for UEP. The purchase price of $1,521,800 was determined by valuing the 600,000 shares of the Company's Common Stock at $2.50 per share, which represents a 10% discount from market, based upon the average of the high and low trading prices on the OTC Bulletin Board on May 28, 1999, plus the promissory note of $20,000.

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

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

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

                  INTERIM RESULTS AND BASIS OF PRESENTATION - The unaudited financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of our operations and cash flows for the three month periods ended March 31, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-KSB as filed with the SEC on March 16, 2000.

                  PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements at March 31, 2000, include the accounts of the Company and its wholly-owned subsidiary Flex. All significant intercompany transactions and balances have been eliminated for the periods presented.

                  CONTINUED OPERATIONS - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $11,151,228. At March 31, 2000, the Company had a working capital deficit of $1,420,376. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

                                 PARTS.COM, INC.
                         (FORMALLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

                  LIQUIDITY AND PLAN OF OPERATIONS - As of March 31, 2000, the Company had cash of $101,068 and a working capital deficit of $1,420,376.

                  The Company's continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company is presently developing its infrastructure and ramping up operations of its two business divisions in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner.

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

                  Parts.com transaction fee revenues on wholesale and consumer sales are recognized at the time the transaction is completed. Because individual sellers, rather than the Company deliver the actual product to complete the sale, the Company will have no cost of goods sold,no procurement, carrying or shipping costs and no inventory. A substantial majority of end user accounts will be settled by directly charging credit card numbers provided by sellers. Provisions for estimated uncollectible accounts and authorized credits are recorded as percentages of revenues at the time of revenue recognition.

                  The Company charges annual territory fees to customers based upon each level of distribution and vehicle line that the customer purchases. Annual fees will be amortized into income over a period of 12 months commencing after March 31, 2000, and after the customer begins fulfilling parts orders for the web site. Unamortized fees are recorded as deferred revenue. Sales commissions associated with annual territory fees will be recorded as prepaid expenses and will be charged against income as

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

         the related revenue is recognized. The Company's e-commerce web site became operational on January 23, 2000. During the three months ended March 31, 2000, the Company recognized minimal amounts of revenue from e-commerce transactions and recorded no revenue from territory fees.

                  Reallyknow.com revenues and all costs and expenses related to sales of Kiosks will be recognized at the time the products are delivered. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer actively involved in the production of radio and television advertising. For the three months ended March 31, 2000 and the period ended March 31, 1999, the Company generated gross revenues of approximately $3,000 and $250,000, respectively, from the production of radio and television media.

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

2.       MERCHANT ACCOUNT:

                  The Company maintains a merchant account for the electronic processing of its transactions with a credit card processor. Pursuant to the terms of the account, the Company is required to maintain a compensating balance of $100,000 which may be used by the credit card processor, if needed.

3.       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  On February 11, 2000, the Company, in connection with M&M/Mars Incorporated entered into an agreement to be an associate sponsor of a NASCAR Winston Cup race car for the entire NASCAR season from February 17, 2000 through November 19, 2000. The Company made an initial payment of $200,000 and is committed to make an additional payment of $200,000 in May 2000. The Company also issued 34,000 shares of Common Stock, valued at $550,800, to Mars Incorporated. These costs are being amortized over the 2000 NASCAR season. At March 31, 2000, approximately $719,000 related to this agreement is included in prepaid expenses and other current assets.

4.       STOCKHOLDERS'  EQUITY:

                  The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the issuance of stock options to employees as all options had an exercise price at or above the market price on the date of issuance. For the three months ended March 31, 2000, employees of the Company were issued options to purchase a total of 454,000 shares of the Company's Common Stock, at exercise prices ranging from $11.00 to $20.00 per share expiring March 2005 (unrecognized imputed charge of $4,459,027 or $0.19 per share.)

5.       RELATED PARTY TRANSACTIONS:

                  During the three months ended March 31, 2000, the Company issued a total of 80,000 shares of Common Stock to an officer and a key employee in payment of bonuses, at a per share price of $9.90 for an aggregate of $792,000.

6.       SUBSEQUENT EVENT:

                  Subsequent to March 31, 2000, the Company sold 571,200 shares of its common stock at $2 to $4 per share to a group of accredited investors. Proceeds to the Company from the sale of these shares was $1.13 million, net of $50,000 in offering related expenses.

Item 2.
-------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS QUARTERLY REPORT, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999 AS FILED WITH THE SEC ON MARCH 16, 2000.

Overview

As noted in the Company's Report of Independent Certified Public Accountants included in the Company's Form 10-KSB for the year ended December 31, 1999, the Company has experienced significant operating losses and an accumulated deficit which raise doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $4,289,212 for the three months ended March 31, 2000 and had an accumulated deficit of $11,151,228 at March 31, 2000. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development of, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations-Three Months Ending March 31, 2000

During the three months ended March 31, 2000, total revenues amounted to $45,244 versus last year's revenue of $451,782. The company is in a state of transition with its expansion focused on its parts.com e-commerce business-to-business exchange and the further development of its online real-time data gathering business, ReallyKnow.com. The Company has collected approximately $1.3 million in annual territory fees from dealerships participating in its e-commerce initiative. These amounts have been recorded as deferred revenue at March 31, 2000. The launch of the Company's web site occurred in late-January, 2000, and as a result, the Company processed a minimal amount of transactions for the quarter. As such, the Company will now recognize these annual territory fees as income on a quarterly basis beginning April 1, 2000. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer actively involved in the production of radio and television advertising. For the three months ended March 31, 2000 and the three months ended March 31, 1999, the Company generated gross revenues of approximately $3,000 and $250,000, respectively, from the production of radio and television media. Additionally, for the three months ended March 31, 1999, the Company recognized $198,000 in software development revenue for services related to a contract that was deferred at December 31, 1998.

The Company generated gross profit of $116,000 for the three months ended March 31, 1999 compared to a gross loss of $235,000 for the three months ended March 31, 2000. The primary reason for the change from a positive profit margin to a negative margin is due to the Company focusing its efforts and resources on selling auto parts over its web site in 2000. Significant expenditures incurred during the three months ended March 31, 2000 include website hosting costs and related telephone, internet and T-1 expenses, as well as technical support salaries. The Company generated minimal transactions from its website in the first quarter of 2000 and recognized no related territory fees. Territory fees collected through March 31, 2000 have been recorded as deferred revenue and will be amortized as income over the twelve-month period commencing April 1, 2000. The Company anticipates a steady increase in website transactions as its product becomes known and gains market acceptance; however there can be no assurance that such market acceptance shall be attained.

Operating and other expenses increased $3,202,496 or 376% for the three months ended March 31, 2000 compared to the same period last year as a result of several factors. In the current quarter, the Company spent $190,000 in marketing and advertising costs in connection with the launch of the web site parts.com, its e-commerce business-to-business exchange, at the National Automobile Dealers Association convention in Orlando, Florida. Additionally, the Company incurred $240,000 in expenses related to its marketing efforts through NASCAR and its associate sponsorship with M&M's/Mars Incorporated. The Company also increased its workforce from 18 full-time employees and 0 outside consultants at March 31, 1999 to 47 full-time employees and 3 full-time programmer/developer outside consultants at March 31, 2000. Finally, in the quarter ended March 31, 2000, the Company spent more than $125,000 in professional fees (accounting and legal) directly attributable to becoming a "reporting" entity with the SEC as a result of new guidelines established by the NASD. Depreciation and amortization for the three months ended March 31, 2000 rose $462,715 or 475% to $559,934 as a result of amortization of goodwill associated with the Company's Livecode acquisition (May 1999) and the acquisition of the FlexRadio patent (October 1999), not present in the same period in the prior year. Stock based compensation totaled $1,836,661 for the three months ended March

31, 2000 as compared to $253,000 for the same period last year reflecting a conservation of cash resources by management.

Liquidity and Sources of Capital

During the three months ended March 31, 2000, the Company's operating cash requirement was $939,246 attributable to a net loss of $4,289,212 mitigated by non-cash charges for depreciation and amortization ($559,934) and stock based compensation ($1,836,661). The net remaining shortfall was primarily funded by $677,015 in territory fees received during the quarter. Partially offsetting this funding were capital expenditures of $119,027 and the payment on capitalized leases of $10,113.

Subsequent to March 31, 2000, the Company raised $1.13 million from the sale of its common stock to a group of accredited investors. See Note 8 in the March 31, 2000 financial statements.

During the three months ended March 31, 1999, the Company's operating cash requirement was $448,757 attributable to a net loss of $735,081 mitigated by non-cash charges for depreciation and amortization ($97,219) and stock based compensation ($253,000). The net remaining shortfall was primarily funded by the net sale of common stock for $568,524. Partially offsetting this funding were capital expenditures of $40,215 and the payment of capitalized leases and other debt of $30,924. Stock based compensation valued at $253,000 was used to conserve cash.

The ability of the Company to satisfy its obligations depends in part on its ability to reach a profitable level of operations and secure both short and long-term financing for the development and expansion of its two main business divisions, parts.com and ReallyKnow.com. The Company is currently in negotiations with financial institutions and other private lenders to provide additional funding through equity or debt financing to fund its current business plan. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce web site and proceeds from the sale of additional shares of common stock. There can be no assurance, however, that the Company will be successful in obtaining any such additional financing through equity or debt financing.


Changes in securities and use of proceeds

Recent Sales of Unregistered Securities. The Company issued the following unregistered securities during the three months ended March 31, 2000:

On January 1, 2000, the Company issued 5,000 shares to Eugene Gramzow, an accredited investor, in respect of consulting services. The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing his investment intent, and the certificates for the securities bear a legend accordingly.

From January 3, 2000 through March 29, 2000, the Company issued a total of 27,500 shares of common stock to 13 employees, one of whom was an accredited investor, pursuant to employment agreements. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On February 11, 2000, the Board of Directors approved the issuance of 34,000 shares of common stock to Mars Incorporated in connection with a NASCAR promotion. The Company is relying on the exemption from registration provided under Section 4(6) since Mars Incorporated is an accredited investor, no advertising or public solicitation was conducted in connection with the transaction, and the Company filed a notice with the SEC.

From February 15, 2000 through March 29, 2000, the Company issued to two employees a total of 5,500 shares of common stock as bonuses. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

From February 28, 2000 through March 22, 2000, the Company issued a total of 60,000 shares of common stock to two directors of the Company, both accredited investors. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On March 29, 2000, the Company issued to Ian Hart, an executive officer of the Company and as such an accredited investor, and Jon Palazzo, an employee of the Company, 50,000 shares of common stock and 30,000 shares of common stock, respectively, as bonuses. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

Item 6. Exhibits and reports on Form 8-K

        27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PARTS.COM, INC.



                                  By: /s/ Shawn D. Lucas
                                  ---------------------------------
                                          Shawn D. Lucas, President

                                      /s/ Ian J. Hart
                                      -----------------------------
                                          Ian J. Hart, Chief Financial Officer


Date: May 10, 2000