Form 10QSB
period 2000-06-30
PARTS COM INC
filed 2000-07-18
CIK 1096494

===============================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                        -------------------------------


                                  FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission File No. 000-28243


                                parts.com, Inc.
                                ---------------
             (Exact Name of Registrant as specified in its Charter)


                   NEVADA                                88-0344869
                   ------                                ----------
        (State or Other Jurisdiction                   (IRS Employer
      of Incorporation or Organization)              Identification No.)


            121 EAST FIRST STREET
              SANFORD, FLORIDA                             32771
            ---------------------                        --------
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

                       [X] YES                [ ] NO



As of July 17, 2000, there were 24,072,091 shares of common stock outstanding.



===============================================================================

PART I.  FINANCIAL INFORMATION


Item 1.  Index to Financial Statements

PARTS.COM, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                                          Page

Consolidated Balance Sheets at
      June 30, 2000 and December 31, 1999                                   3-4

Consolidated Statements of Operations for the Three and
      Six Months Ended June 30, 2000 and 1999                                 5

Consolidated Statement of Stockholders' Equity for
      the Six Months Ended June 30, 2000                                      6

Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 2000 and 1999                               7-8

Notes to Consolidated Financial Statements                                 9-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                   14-16

Other Information and signatures                                             17




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

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                                     June 30,      December 31,
                                                       2000            1999
                                                    ----------     ------------
                                                    (unaudited)

CURRENT ASSETS:

    Cash                                            $      535      $ 1,180,833
    Accounts receivable trade, net
       of allowance for doubtful accounts
       $63,885 and $53,885, respectively                34,776           50,597
    Inventory                                           54,589           54,589
    Prepaid expenses and other current
       assets                                          162,763           77,824
                                                    ----------      -----------

         Total Current Assets                          252,663        1,363,843
                                                    ----------      -----------
PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of
    $198,482 and $126,284, respectively                931,408          823,221

DEFERRED LOAN COSTS, net of
    accumulated amortization of
    $17,740 and $10,137, respectively                  240,760          248,363

OTHER ASSETS, net of
    accumulated amortization of
    $630,912 and $235,526, respectively                592,536          415,400

PATENT, net of accumulated amortization
    of $891,250 and $249,550, respectively           5,525,750        6,167,450

EXCESS OF COST OVER FAIR VALUE
    OF NET ASSETS ACQUIRED,
    net of accumulated
    amortization of $613,579
    and $380,266, respectively                       1,719,199        1,952,490
                                                    ----------      -----------

    Total Assets                                    $9,262,316      $10,970,767
                                                    ==========      ===========





                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  June 30,        December 31,
                                                    2000              1999
                                               ------------       ------------
                                                (unaudited)

CURRENT LIABILITIES:

    Accounts payable and accrued expenses      $    793,224       $    565,814
    Other current liabilities                       262,517            158,352
    Current portion of mortgages payable              1,428              1,428
    Current portion of capitalized leases                --             10,113
    Deferred revenue                                964,721            586,000
                                               ------------       ------------

         Total Current Liabilities                2,021,890          1,321,707

LONG TERM PORTION OF BANK NOTE AND
    MORTGAGES PAYABLE                               396,678            397,976
                                               ------------       ------------

         Total Liabilities                        2,418,568          1,719,683
                                               ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred Stock, $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                     --                 --

    Common Stock, $.001 par value,
    50,000,000 shares authorized,
    24,072,791 and 23,051,206 shares
    issued and outstanding, respectively             24,073             23,051

    Additional paid-in capital                   19,930,241         16,090,049

    Accumulated deficit                         (13,110,566)        (6,862,016)
                                               ------------       ------------

         Total Stockholders' Equity               6,843,748          9,251,084
                                               ------------       ------------
         Total Liabilities and
               Stockholders' Equity            $  9,262,316       $ 10,970,767
                                               ============       ============





                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                     Three Months Ended                 Six Months Ended
                                           June 30                           June 30
                                -----------------------------     -----------------------------
                                         (unaudited)                       (unaudited)

                                    2000             1999             2000             1999
                                ------------     ------------     ------------     ------------

NET SALES                       $    336,886     $    379,733     $    382,130     $    831,515

COST OF SALES                        188,856          284,087          469,397          619,631
                                ------------     ------------     ------------     ------------

         GROSS PROFIT (LOSS)         148,030           95,646          (87,267)         211,884
                                ------------     ------------     ------------     ------------
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES        1,262,317          575,686        2,912,075        1,072,954

AMORTIZATION                         439,920          109,930          974,767          191,963

DEPRECIATION                          47,111           15,290           72,198           30,476

STOCK BASED COMPENSATION             343,318           25,185        2,179,979          278,185

INTEREST, NET                         14,802           18,637           22,264           22,469

ASSET IMPAIRMENT CHARGE                   --           74,000               --           74,000
                                ------------     ------------     ------------     ------------

         TOTAL EXPENSES            2,107,468          818,728        6,161,283        1,670,047
                                ------------     ------------     ------------     ------------

NET LOSS                          (1,959,338)    $   (723,082)    $ (6,248,550)    $ (1,458,163)
                                ============     ============     ============     ============
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE            $       (.08)    $       (.06)    $       (.27)    $       (.12)
                                ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        23,858,126       12,604,115       23,480,713       12,089,020
                                ============     ============     ============     ============





                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (unaudited)




                                            Common Stock           Additional
                                      -----------------------        Paid In        Accumulated
                                        Shares        Amount         Capital          Deficit          Total
                                      ----------     --------     ------------     ------------     -----------

Balance - December 31, 1999           23,051,206     $ 23,051     $ 16,090,049     $ (6,862,016)    $ 9,251,084

Issuance of stock options to
   directors                                  --           --          206,326               --         206,326

Issuance of common stock for cash
   in private placements, net of
   $66,840 in offering costs             778,585          779        1,334,180               --       1,334,959

Issuance of common stock to
   directors                              60,000           60          719,040               --         719,100

Issuance of common stock for
   NASCAR sponsorship                     34,000           34          550,766               --         550,800

Termination of NASCAR sponsorship
   and cancellation of restricted
   shares                                (34,000)         (34)        (550,766)              --        (550,800)

Issuance of common stock for
   services                              183,000          183        1,580,646               --       1,580,829

Net loss for the period                       --           --               --       (6,248,550)     (6,248,550)
                                      ----------     --------     ------------     ------------     -----------

Balance - June 30, 2000               24,072,791     $ 24,073     $ 19,930,241     $(13,110,566)    $ 6,843,748
                                      ==========     ========     ============     ============     ===========






                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                              June 30
                                                   -----------------------------
                                                      2000              1999
                                                   -----------       -----------
                                                   (unaudited)       (unaudited)

 CASH FLOWS FROM OPERATING
  ACTIVITIES:

 Net loss                                          $(6,248,550)      $(1,458,163)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
      Amortization                                     974,767           191,963
      Depreciation                                      72,198            30,476
      Stock based compensation                       2,179,979           278,185
      Asset impairment charge                               --            74,000

 Changes in operating assets and liabilities:
            Receivables                                 15,821           (71,181)
            Inventory                                       --           (29,105)
            Prepaid expenses and other
                current assets                         (41,439)          129,917
            Deferred revenue                           378,721          (197,500)
            Accounts payable and accrued
                expenses                               242,287           282,353
            Other current liabilities                  104,165           (60,167)
                                                   -----------       -----------
 Net cash used in
      operating activities                          (2,322,051)         (829,222)
                                                   -----------       -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Payments for property and
      equipment                                       (180,385)         (423,739)
 Payments for other assets                              (1,410)          (21,601)
                                                   -----------       -----------
 Net cash used in
      investing activities                            (181,795)         (445,340)
                                                   -----------       -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

   Borrowings under mortgages payable                       --           370,500
   Repayments of other liabilities                          --           (20,000)
   Proceeds from note payable                           23,600                --
   Repayment of note payable                           (23,600)               --
   Repayments of bank and other
        note payable                                    (1,298)          (22,956)
   Repayments of capitalized leases                    (10,113)          (11,971)
   Proceeds from issuance of
        common stock                                 1,334,959           918,524
                                                   -----------       -----------
   Net cash provided by financing
        activities                                   1,323,548         1,234,097
                                                   -----------       -----------

DECREASE IN CASH                                    (1,180,298)          (40,465)

CASH, AT BEGINNING OF PERIOD                         1,180,833            65,509
                                                   -----------       -----------

CASH, AT END OF PERIOD                             $       535       $    25,044
                                                   ===========       ===========


                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                 Six Months Ended
                                                     June 30
                                          ------------------------------
                                             2000               1999
                                          -----------        -----------
                                          (unaudited)        (unaudited)
[S]                                       [C]                [C]

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                               $29,712            $14,366
                                            =======            =======



SUPPLEMENTAL SCHEDULE OF NON
CASH INVESTING & FINANCING
ACTIVITIES:

Six Months Ended June 30, 2000:

Issuance of 60,000 shares of common stock in connection with the appointment of two independent directors, in the aggregate amount of $719,100.

Issuance of 130,500 shares of common stock in connection with employment contracts and employee bonuses, in the aggregate amount of $1,350,308.

Issuance of 42,500 shares of common stock in payment of $165,089 of consulting
   Fees.

Issuance of 10,000 shares for advertising costs valued at $65,250. At June 30, 2000, $43,500 of such costs were recorded as a prepaid expense.



Six Months Ended June 30, 1999:

Issuance of 100,000 shares of common stock, valued at $331,870, in payment of deferred consulting fees.

Issuance of 600,000 shares of common stock in connection with the acquisition of LiveCode, Inc. valued at $1,521,800.

Issuance of 110,000 shares of common stock in payment of deferred loan costs in the amount of $258,500.

Issuance of 10,000 shares of common stock in partial payment of the purchase of an Internet Domain name in the amount of $30,370.

Issuance of 75,000 shares of common stock in payment of expenses in the amount of $75,185.

Excess of fair market value of options to purchase 550,000 shares of common stock over their aggregate option price, in the amount of $253,000.





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

                  INTERIM RESULTS AND BASIS OF PRESENTATION - The unaudited financial statements as of June 30, 2000 and for the six month periods ended June 30, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of our operations and cash flows for the six month periods ended June 30, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

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

                  PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements at June 30, 2000, include the accounts of the Company and its wholly-owned subsidiary Flex. All significant intercompany transactions and balances have been eliminated for the periods presented.

                  CONTINUED OPERATIONS - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $13,110,566. At June 30, 2000, the Company had a working capital deficit of $1,769,227. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

                                 PARTS.COM, INC.
                         (FORMALLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

                  LIQUIDITY AND PLAN OF OPERATIONS - As of June 30, 2000, the Company had cash of $535 and a working capital deficit of $1,769,227.

                  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company is presently developing its infrastructure and ramping up operations of its main business divisions in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner.

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

                  The Company charges annual territory fees to customers based upon each level of distribution and vehicle line that the customer purchases. Annual fees are amortized into income over a period of 12 months commencing after March 31, 2000, and as the customer begins fulfilling parts orders for the web site. Unamortized fees are recorded as deferred revenue. Sales commissions associated with annual territory fees are recorded as prepaid expenses and are charged against income as

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

         the related revenue is recognized. The Company's e-commerce web site became operational on January 23, 2000. During the six months ended June 30, 2000, the Company recognized minimal amounts of revenue from e-commerce transactions and recorded three months of territory fees.

                  Reallyknow.com revenues and all costs and expenses related to sales of Kiosks will be recognized at the time the products are delivered. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer actively involved in the production of radio and television advertising. For the six months ended June 30, 2000 and the period ended June 30, 1999, the Company generated gross revenues of approximately $20,000 and $600,000, respectively, from the production of radio and television media.

2.       MERCHANT ACCOUNT:

                  The Company maintains a merchant account for the electronic processing of its transactions with a credit card processor. Pursuant to the terms of the account, the Company is required to maintain a compensating balance of $100,000 which may be used by the credit card processor, if needed. In June 2000, the credit card processing company returned the compensating balance to the Company in full.

3.       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  In February 2000, the Company, in connection with M&M/Mars Incorporated entered into an agreement to be an associate sponsor of a NASCAR Winston Cup race car for the entire NASCAR season from February 17, 2000 through November 19, 2000. The Company made an initial payment of $200,000 and was committed to make an additional payment of $200,000 in May 2000. The Company also issued 34,000 shares of Common Stock, valued at $550,800, to Mars Incorporated. The costs were to have been amortized over the 2000 NASCAR season. On May 24, 2000, the Company terminated its relationship with M&M/Mars. As a result of the cancellation of the agreement, the Company cancelled the 34,000 share issuance; reduced Prepaid expenses and other current assets by $719,000; and reduced Stockholders' Equity by $550,800.

4.       STOCKHOLDERS' EQUITY:

                  The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the issuance of stock options to employees, as all options had an exercise price at or above market price on the date of issuance. For the six months ended June 30, 2000, employees of the Company were issued options to purchase a total of 631,000 shares of the Company's Common Stock, at exercise prices ranging from $3.00 to $20.00 per share expiring March 2005 (unrecognized imputed charge of $5,021,629 or $0.21 per share, computed using the Black Scholes Model.)

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMALLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

5.       RELATED PARTY TRANSACTIONS:

                  During the six months ended June 30, 2000, the Company issued a total of 80,000 shares of Common Stock to an officer and a key employee in payment of bonuses, at a per share price of $9.90 for an aggregate of $792,000.

                  In April 2000, the President loaned the Company $23,600, payable on demand and bearing interest at 8%. The Company repaid the loan with $41 in interest in April 2000.

                  The carrying value of land, building and improvements at June 30, 1999, was reduced by $74,000, which amount represented the excess of the purchase price of the property over its appraised value at the date of purchase. This amount has been included in "asset impairment charge." The property was purchased from Stonestreet Investments, Inc., which is owned by three directors, one key employee and a greater than 5% shareholder of the Company.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS QUARTERLY REPORT, AS WELL AS THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999 AS FILED WITH THE SEC ON MARCH 16, 2000.

Overview

As noted in the Company's Report of Independent Certified Public Accountants included in the Company's Form 10-KSB for the year ended December 31, 1999, the Company has experienced significant operating losses and an accumulated deficit which raise doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $6,248,550 for the six months ended June 30, 2000 and had an accumulated deficit of $13,110,566 at June 30, 2000. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development of, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations-Six Months Ending June 30, 2000

During the six months ended June 30 2000, total revenues amounted to $382,130 versus last year's revenue of $831,515. The company is in a state of transition with its expansion focused on its parts.com e-commerce business-to-business solutions and the further development of its online real-time data gathering business, ReallyKnow.com. The Company has collected approximately $1.3 million in annual territory fees from dealerships participating in its e-commerce initiative. $964,721 of this amount has been recorded as deferred revenue at June 30, 2000. The launch of the Company's web site occurred in late-January, 2000, and as a result, the Company processed a minimal amount of transactions for the first six months of the year. As such, the Company began recognizing these annual territory fees as income on a quarterly basis in April 2000. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer actively involved in the production of radio and television advertising. For the six months ended June 30, 2000 and the six months ended June 30, 1999, the Company generated gross revenues of approximately $20,000 and $600,000, respectively, from the production of radio and television media. Additionally, for the six months ended June 30, 1999, the Company recognized $198,000 in software development revenue for services related to a contract that was deferred at December 31, 1998.

The Company generated a gross profit of $211,884 for the six months ended June 30, 1999 compared to a gross loss of $87,267 for the six months ended June 30, 2000. The primary reason for the change from a positive profit margin to a negative margin is due to the Company focusing its efforts and resources on selling auto parts over its web site in 2000. Significant expenditures incurred during the six months ended June 30, 2000 include web site hosting costs and related telephone, internet and T-1 expenses, as well as technical support salaries. The Company generated minimal transactions from its web site in the first and second quarter of 2000 and recognized one quarter worth of related territory fees. The balance of Territory fees collected through June 30, 2000 have been recorded as deferred revenue and will continue to be amortized as income on a quarterly basis. The Company has recently seen a steady increase in its web site transactions and believes that increased site traffic will result in sales as its product becomes known and gains market acceptance; however there can be no assurance that such market acceptance shall be attained.

Operating and other expenses increased $4,491,236 or 269% for the six months ended June 30, 2000 compared to the same period last year as a result of several factors. In the six months ended June 30, 2000, the Company spent $195,000 in marketing and advertising costs in connection with the launch of the web site parts.com, its e-commerce business-to-business exchange, at the National Automobile Dealers Association convention in Orlando, Florida. Additionally, the Company incurred $318,000 in expenses related to its marketing efforts through NASCAR and its associate sponsorship with M&M's/Mars Incorporated. The Company also increased its workforce from 18 full-time employees and 0 outside consultants at June 30, 1999 to 42 full-time employees and 3 full-time programmer/developer outside consultants at June 30, 2000. Finally, in the six months ended June 30, 2000, the Company spent more than $150,000 in professional fees (accounting and legal) directly attributable to becoming a "reporting" entity with the SEC as a result of new guidelines established by the NASD. Depreciation and amortization for the six months ended June 30, 2000 rose $824,526 or 370% to $1,046,965 as a result of amortization of goodwill associated with the Company's Livecode acquisition (May 1999) and the acquisition of the FlexRadio patent (October 1999), not prevalent in the same period in the prior year. Stock based compensation totaled $2,179,979 for the six months ended June 30, 2000 as compared to $278,185 for the same period last year reflecting a conservation of cash resources by management.

Liquidity and Sources of Capital

During the six months ended June 30, 2000, the Company's operating cash requirement was $2,322,051 attributable to a net loss of $6,248,550 mitigated by non-cash charges for depreciation and amortization ($1,046,965) and stock based compensation ($2,179,979). The net remaining shortfall was primarily funded by the net sale of common stock for $1,334,959 and $693,000 in territory fees received during the six months ended June 30, 2000. Partially offsetting this funding were capital expenditures of $180,385 and the payment on capitalized leases of $10,113.

During the six months ended June 30, 1999, the Company's operating cash requirement was $829,222 attributable to a net loss of $1,458,163 mitigated by non-cash charges for depreciation and amortization ($222,439) and stock based compensation ($278,185). The net remaining shortfall was primarily funded by the net sale of common stock for $918,524. Partially offsetting this funding were capital expenditures of $423,739 and the payment of capitalized leases and other debt of $54,927. Stock based compensation valued at $278,185 was used to conserve cash.

The ability of the Company to satisfy its obligations depends in part on its ability to reach a profitable level of operations and secure both short and long-term financing for the development and expansion of its main businesses. The Company is currently in negotiations with financial institutions and other private lenders to provide additional funding through equity or debt financing to fund its current business plan. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce web site and proceeds from the sale of additional shares of common stock. There can be no assurance, however, that the Company will be successful in obtaining any such additional financing through equity or debt financing.

Changes in securities and use of proceeds

Recent Sales of Unregistered of Securities. The Company issued the following unregistered securities during the six months ended June 30, 2000:

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

On February 11, 2000, the Board of Directors approved the issuance of 34,000 shares of common stock to Mars Incorporated in connection with a NASCAR promotion. The Company is relying on the exemption from registration provided under Section 4(6) since Mars Incorporated is an accredited investor, no advertising or public solicitation was conducted in connection with the transaction, and the Company filed a notice with the SEC. On May 24, 2000, by board resolution the Company cancelled the issuance and shares were returned to treasury.

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

From April 7, 2000 through June 7, 2000, the Company sold 778,585 shares of common stock in private placements to 11 investors (9 of which were accredited) for net proceeds of $1,334,959 (share prices ranging from $1 to $4). The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On April 10, 2000, the Company issued 2,500 shares to Jeffrey Taylor for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On April 13, 2000, the Company issued 10,000 shares to an accredited investor, Mediawise Communications, for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On April 24, 2000, the Company issued 10,000 shares to an accredited investor, Richard Lobley, for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

From April 24, 2000 through June 26, 2000, the Company issued a total of 17,500 shares of common stock to 3 employees pursuant to employment agreements. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On June 8, 2000, the Company issued 25,000 shares to an accredited investor, Anthem Communications, for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.


Item 6.  Exhibits and reports on Form 8-K

None.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PARTS.COM, INC.



     July 18, 2000                  By: /s/ Shawn D. Lucas
                                        ----------------------------------------
                                            Shawn D. Lucas, President

                                        /s/ Ian J. Hart
                                        ----------------------------------------
                                            Ian J. Hart, Chief Financial Officer