Form 10QSB
period 2000-09-30
PARTS COM INC
filed 2000-11-13
CIK 1096494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                          Commission File No. 000-28243


                                 parts.com, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                   NEVADA                                 88-0344869
      ---------------------------------              -------------------
        (State or Other Jurisdiction                    (IRS Employer
      of Incorporation or Organization)              Identification No.)

            121 EAST FIRST STREET
               SANFORD, FLORIDA                              32771
    ----------------------------------------              ----------
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

                               X
                              ---
                              YES               NO

As of November 13, 2000, there were 25,257,291 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION


Item 1.  Index to Financial Statements

PARTS.COM, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS                                       Page

Consolidated Balance Sheets at
      September 30, 2000 and December 31, 1999                           3-4

Consolidated Statements of Operations for the Three and
      Nine Months Ended September 30, 2000 and 1999                       5

Consolidated Statement of Stockholders' Equity for
      the Nine Months Ended September 30, 2000                            6

Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 2000 and 1999                      7-8

Notes to Consolidated Financial Statements                               9-14

Item 2.  Management's Discussion and Analysis  of
         Financial Condition and Results of Operations.                 15-17

Other Information and signatures                                          18


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

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    September 30,  December 31,
                                                        2000          1999
                                                    -------------  ------------
                                                     (unaudited)

CURRENT ASSETS:

    Cash                                             $      105    $ 1,180,833
    Accounts receivable, net
         of allowance for doubtful accounts
         $77,863 and $53,885, respectively                5,636         50,597
    Inventory                                            54,589         54,589
    Prepaid expenses and other current
         assets                                         185,235         77,824
                                                     ----------    -----------

         Total Current Assets                           245,565      1,363,843
                                                     ----------    -----------
PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of
    $224,614 and $126,284, respectively                 905,127        823,221

DEFERRED LOAN COSTS, net of
    accumulated amortization of
    $21,542 and $10,137, respectively                   236,958        248,363

OTHER ASSETS, net of
    accumulated amortization of
    $744,188 and $235,526, respectively                 288,141        415,400

PATENT, net of accumulated amortization
    of $1,212,100 and $249,550, respectively          5,204,900      6,167,450

EXCESS OF COST OVER FAIR VALUE
    OF NET ASSETS ACQUIRED,
    net of accumulated
    amortization of $730,249
    and $380,266, respectively                        1,602,529      1,952,490
                                                     ----------    -----------

    Total Assets                                     $8,483,220    $10,970,767
                                                     ==========    ===========




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,    December 31,
                                                      2000             1999
                                                  -------------    ------------
                                                   (unaudited)

CURRENT LIABILITIES:

    Accounts payable and accrued expenses         $    942,500     $    565,814
    Other current liabilities                          429,321          158,352
    Current portion of mortgages payable                 1,428            1,428
    Current portion of capitalized leases                   --           10,113
    Convertible promissory notes                       625,000               --
    Deferred revenue                                   648,194          586,000
                                                  ------------     ------------

         Total Current Liabilities                   2,646,443        1,321,707

LONG TERM PORTION OF BANK NOTE AND
    MORTGAGES PAYABLE                                  397,174          397,976

                                                  ------------     ------------

         Total Liabilities                           3,043,617        1,719,683
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred Stock, $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                        --               --

    Common Stock, $.001 par value,
    50,000,000 shares authorized,
    24,466,291 and 23,051,206 shares
    issued and outstanding, respectively                24,466           23,051

    Additional paid-in capital                      20,536,466       16,090,049

    Accumulated deficit                            (15,121,329)      (6,862,016)
                                                  ------------     ------------

         Total Stockholders' Equity                  5,439,603        9,251,084
                                                  ------------     ------------
         Total Liabilities and
               Stockholders' Equity               $  8,483,220     $ 10,970,767
                                                  ============     ============




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months Ended               Nine Months Ended
                                                September 30                     September 30
                                                (unaudited)                       (unaudited)
                                       -----------------------------     -----------------------------
                                           2000             1999             2000             1999
                                       ------------     ------------     ------------     ------------
NET SALES                              $    350,716     $    321,899     $    732,846     $  1,153,414

COST OF SALES                               215,442          256,921          684,839          876,552
                                       ------------     ------------     ------------     ------------

         GROSS PROFIT                       135,274           64,978           48,007          276,862
                                       ------------     ------------     ------------     ------------
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:

   Stock Based Employee Compensation         33,280               --        2,002,159          253,000

   Stock Based Consulting Fees              113,223           82,400          324,323          107,585

   Other                                    881,426          314,678        3,793,501        1,387,632

   Amortization                             451,296          161,924        1,426,063          353,887

   Depreciation                              26,132           14,191           98,330           44,667

INTEREST, NET (inclusive of noncash
 interest of $625,000 for 2000
 and $0 for 1999)                           640,680           22,163          662,944           44,632

ASSET IMPAIRMENT CHARGE                          --               --               --           74,000
                                       ------------     ------------     ------------     ------------

         TOTAL                            2,146,037          595,356        8,307,320        2,265,403
                                       ------------     ------------     ------------     ------------

NET LOSS                               $ (2,010,763)    $   (530,378)    $ (8,259,313)    $ (1,988,541)
                                       ============     ============     ============     ============
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                   $       (.08)    $       (.04)    $       (.35)    $       (.16)
                                       ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               24,393,003       13,740,447       23,786,981       12,640,338
                                       ============     ============     ============     ============




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)


                                              Common Stock           Additional
                                        -----------------------        Paid-In        Accumulated
                                          Shares        Amount         Capital          Deficit          Total
                                        ----------     --------     ------------     ------------     -----------
Balance - December 31, 1999             23,051,206     $ 23,051     $ 16,090,049     $ (6,862,016)    $ 9,251,084

Issuance of stock options to
   directors                                    --           --          206,326               --         206,326

Issuance of common stock for cash
   in private placements, net of
   $66,840 in offering costs             1,178,585        1,178        1,483,780               --       1,484,958

Issuance of common stock to
   directors                                60,000           60          719,040               --         719,100

Issuance of convertible debt with a
   beneficial conversion feature                --           --          625,000               --         625,000

Issuance of common stock for
   services                                176,500          177        1,412,271               --       1,412,448

Net loss for the period                         --           --               --       (8,259,313)     (8,259,313)
                                        ----------     --------     ------------     ------------     -----------

Balance - September 30, 2000            24,466,291     $ 24,466     $ 20,536,466     $(15,121,329)    $ 5,439,603
                                        ==========     ========     ============     ============     ===========










                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended
                                                                  September 30
                                                          ---------------------------
                                                              2000            1999
                                                          -----------     -----------
                                                          (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                                $(8,259,313)    $(1,988,541)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization                                         1,426,063         353,887
       Depreciation                                            98,330          44,667
       Noncash interest expense                               625,000              --
       Stock based compensation                             2,326,482         360,585
       Asset impairment charge                                     --          74,000

  Changes in operating assets and liabilities:
             Receivables                                       44,961         (61,627)
             Inventory                                             --         (78,216)
             Prepaid expenses and other
                    current assets                            (63,911)        159,627
             Deferred revenue                                  62,194        (197,500)
             Accounts payable and accrued
                 expenses                                     373,976         162,733
             Other current liabilities                        270,969          24,562
                                                          -----------     -----------
  Net cash used in
       operating activities                                (3,095,249)     (1,145,823)
                                                          -----------     -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Payments for property and
       equipment                                             (180,236)       (469,564)
  Payments for other assets                                    (4,286)        (20,780)
                                                          -----------     -----------
  Net cash used in
       investing activities                                  (184,522)       (490,344)
                                                          -----------     -----------
 CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Borrowings under mortgages payable                             --         380,000
    Repayments of other liabilities                                --         (24,250)
    Proceeds from convertible promissory notes                625,000          50,000
    Proceeds from notes payable                               126,100              --
    Repayment of notes payable                               (126,100)             --
    Repayments of bank and other
         note payable                                            (802)        (25,968)
    Repayments of capitalized leases                          (10,113)        (15,729)
    Proceeds from issuance of
         common stock                                       1,484,958       1,228,524
                                                          -----------     -----------
    Net cash provided by financing
         activities                                         2,099,043       1,592,577
                                                          -----------     -----------

DECREASE IN CASH                                           (1,180,728)        (43,590)

CASH, AT BEGINNING OF PERIOD                                1,180,833          65,509
                                                          -----------     -----------
CASH, AT END OF PERIOD                                    $       105     $    21,919
                                                          ===========     ===========

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                   Nine Months Ended
                                                     September 30
                                           ---------------------------------
                                               2000                  1999
                                           -----------           -----------
                                           (unaudited)           (unaudited)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for
     interest                              $    39,147           $    32,534
                                           ===========           ===========

SUPPLEMENTAL SCHEDULE OF NON
CASH INVESTING & FINANCING
ACTIVITIES:

Nine Months Ended September 30, 2000:

Issuance of 114,000 shares of common stock in connection with employment contracts and employee bonuses, in the aggregate amount of $1,168,046.

Issuance of 52,500 shares of common stock in payment of $179,152 of consulting Fees.

Issuance of 10,000 shares for advertising costs valued at $65,250. At September 30, 2000, $43,500 of such costs were recorded as a prepaid expense.

Nine Months Ended September 30, 1999:

Issuance of 100,000 shares of common stock, valued at $331,870, in payment of deferred consulting fees.

Issuance of 640,000 shares of common stock in connection with the acquisition of LiveCode, Inc. valued at $1,521,800.

Issuance of 110,000 shares of common stock in payment of deferred loan costs in the amount of $258,500.

Issuance of 10,000 shares of common stock in partial payment of the purchase of an Internet Domain name in the amount of $30,370.

Issuance of 335,000 shares of common stock in payment of consulting fees, deferred loan costs and deferred consulting fees, in the aggregate amount of $778,325.

Issuance of 171,091 shares of common stock in satisfaction of $85,546 of amounts due to officers and directors.




                             See Accompanying Notes

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

                ORGANIZATION - parts.com, Inc. ("the Company") is a marketplace and software solutions provider for the automotive parts industry. The Company also supplies its TradeMotion solutions for other industry verticals. The Company (formerly Miracom Corporation) was incorporated in Nevada on September 13, 1995, under the name I.E.L.S., Inc., which had no revenue and insignificant expenses, assets and liabilities and whose common stock was traded on the OTC, Bulletin Board. Effective January 5, 2000, the Company changed its name from Miracom Corporation to parts.com, Inc.

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

                Effective September 30, 1999, the promissory note was repaid by issuance of 40,000 shares of the Company's Common Stock.

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

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

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

                INTERIM RESULTS AND BASIS OF PRESENTATION - The unaudited financial statements as of September 30, 2000 and for the nine month periods ended September 30, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of our operations and cash flows for the nine month periods ended September 30, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-KSB as filed with the SEC on March 16, 2000.

                PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements at September 30, 2000, include the accounts of the Company and its wholly-owned subsidiary Flex. All significant intercompany transactions and balances have been eliminated for the periods presented.

                CONTINUED OPERATIONS - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $15,121,329. At September 30, 2000, the Company had a working capital deficit of $2,400,878. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

                                 PARTS.COM, INC.
                         (FORMERLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

                LIQUIDITY AND PLAN OF OPERATIONS - As of September 30, 2000, the Company had cash of $105 and a working capital deficit of $2,400,878.

                The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company is presently developing its infrastructure and ramping up operations of its main business divisions in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce web site and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

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

                Parts.com transaction fee revenues on wholesale and consumer sales are recognized at the time the transaction is completed. Because individual sellers, rather than the Company deliver the actual product to complete the sale, the Company will have no cost of goods sold, no procurement, carrying or shipping costs and no inventory. A substantial majority of end user accounts will be settled by directly charging credit card numbers provided by sellers. Provisions for estimated uncollectible accounts and authorized credits are recorded as percentages of revenues at the time of revenue recognition.

                The Company charges annual territory fees to customers based upon each level of distribution and vehicle line that the customer purchases. Annual fees are amortized into income over a period of 12 months commencing after March 31, 2000, and as the customer begins fulfilling parts orders for the web site. Unamortized fees are recorded as deferred revenue. Sales commissions associated with annual territory fees are recorded as prepaid expenses and are charged against income as

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

         the related revenue is recognized. The Company's e-commerce web site became operational on January 23, 2000. During the nine months ended September 30, 2000, the Company recognized minimal amounts of revenue from e-commerce transactions and recorded six months of territory fees.

                ReallyKnow.com revenues and all costs and expenses related to sales of Kiosks will be recognized at the time the products are delivered. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer actively involved in the production of radio and television advertising. For the nine months ended September 30, 2000 and the period ended September 30, 1999, the Company generated gross revenues of approximately $20,000 and $780,000 respectively, from the production of radio and television media.

                Revenues from the sale of the Company's TradeMotion software solutions are derived from two sources-a software construction fee recognized when the customer's website is deployed and a maintenance fee that is recognized over the period of the contract.

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

3.       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                In February 2000, the Company entered into an agreement with M&M/Mars Incorporated to be an associate sponsor of a NASCAR Winston Cup race car for the entire NASCAR season from February 17, 2000 through November 19, 2000. The Company made an initial payment of $200,000 and was committed to make an additional payment of $200,000 in May 2000. The Company was also obligated to issue 34,000 shares of Common Stock, valued at $550,800, to Mars Incorporated. The costs were to have been amortized over the 2000 NASCAR season. On May 24, 2000, the Company terminated its relationship with M&M/Mars. As a result of the cancellation of the agreement, the Company terminated the pending 34,000 share issuance; reduced Prepaid expenses and other current assets by $719,000; and reduced Stockholders' Equity by $550,800.

4.       CONVERTIBLE PROMISSORY NOTES:

                On July 20, 2000, the Company executed a Convertible Promissory Note ("the Note") with an individual for up to a principal amount of $500,000. The Note bears interest at 10% per annum and is due and payable in a single balloon payment of principal and interest on July 20, 2001. The note, including accrued interest may be prepaid in full prior to maturity, without penalty. The note is collateralized by the Company's real property located in Sanford, Florida, and is subordinate to $562,000 of existing indebtedness applicable to such property. As of September 30, 2000, the holder of the Note had advanced $375,000 to the Company under the note.

                Provided the note has not been prepaid prior to maturity, the holder may convert the principal balance plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's Common Stock at a conversion price of the lower of $.36 per share or 80% of the 5-day average closing bid price prior to the conversion date.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

                Subsequent to September 30, 2000, the Holder advanced the Company an additional $125,000 under the note, resulting in an outstanding principal balance of $500,000.

                On September 1, 2000, the Company executed a $250,000 unsecured Convertible Promissory Note with an individual. The Note bears interest at 10% per annum and is due and payable in a single balloon payment of principal and interest on September 1, 2001. The note, including accrued interest may be prepaid in full prior to maturity, without penalty.

                Provided the note has not been prepaid prior to maturity, the holder may convert the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's Common Stock at a conversion price of $.375 per share.

5.       STOCKHOLDERS' EQUITY:

                The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the issuance of stock options to employees, as all options had an exercise price at or above market price on the date of issuance. For the nine months ended September 30, 2000, employees of the Company were issued options to purchase a total of 749,500 shares of the Company's Common Stock, at exercise prices ranging from $1.50 to $20.00 per share expiring March 2005 (unrecognized imputed charge of $4,976,763 or $0.21 per share, computed using the Black Scholes Model.)

                In July and September 2000, the Company entered into two convertible promissory notes with individuals. The Notes contained a nondetachable beneficial conversion feature that allowed the individuals to convert the Notes and accrued interest thereon into the Company's common stock at a conversion price of $.375 per share and the lower of $.36 per share or 80% of the 5-day average closing bid price prior to the conversion date. The fair value of the beneficial conversion feature exceeded the value of the Notes. Since the notes were convertible at any time, the Company recorded debt discount of $625,000 as "non-cash" interest expense upon issuance of the Notes and correspondingly charged additional paid-in capital.

6.       RELATED PARTY TRANSACTIONS:

                During the nine months ended September 30, 2000, the Company issued a total of 80,000 shares of Common Stock to an officer and a key employee in payment of bonuses, at a per share price of $9.90 for an aggregate of $792,000.

                In April 2000, the President loaned the Company $23,600, payable on demand and bearing interest at 8%. The Company repaid the loan with $41 in interest in April 2000.

                In July 2000, Walter Anderson, father of the Co-CEO and indirect owner of more than 5% of the Common Stock of the Company, loaned the Company $20,000, payable on demand and bearing interest at 8%. The Company repaid the loan with $233 in interest in July and September 2000.

                In July 2000, Select Media Ltd., owned by an individual who indirectly owns more than 10% of the Common Stock of the Company, loaned the Company $35,000, payable on demand and bearing interest at 8%. The Company repaid the loan with $167 in interest in July 2000.

                In July 2000, Select Media Ltd., loaned the Company $2,500, payable on demand and bearing interest at 8%. The Company repaid the loan with $9 interest in September 2000.

                         PARTS.COM, INC. AND SUBSIDIARY
                         (FORMERLY MIRACOM CORPORATION)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (unaudited) Continued

                In August 2000, New Era, Inc., owned by an individual who indirectly owns more than 10% of the Common Stock of the Company, loaned the Company $45,000, payable on demand and bearing interest at 8%. The Company repaid the loan with $170 interest in September 2000.

                The carrying value of land, building and improvements at September 30, 1999, was reduced by $74,000, which amount represented the excess of the purchase price of the property over its appraised value at the date of purchase. This amount has been included in "asset impairment charge." The property was purchased from Stonestreet Investments, Inc., which is owned by three directors, one key employee and a greater than 5% shareholder of the Company.

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

Overview

As noted in the Company's Report of Independent Certified Public Accountants included in the Company's Form 10-KSB for the year ended December 31, 1999, the Company has experienced significant operating losses and an accumulated deficit which raise doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $8,259,313 for the nine months ended September 30, 2000 and had an accumulated deficit of $15,121,329 at September 30, 2000. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development of, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations-Nine Months Ending September 30, 2000

During the nine months ended September 30, 2000, total revenues amounted to $732,846 versus last year's revenue of $1,153,414. The company is in a state of transition with its expansion focused on its parts.com e-commerce business-to-business and software solutions and the further development of its online real-time data gathering business, ReallyKnow.com. The Company has collected approximately $1.3 million in annual territory fees from dealerships participating in its e-commerce initiative. Of this amount, $648,194 has been recorded as deferred revenue at September 30, 2000. The launch of the Company's web site occurred in late-January, 2000, and as a result, the Company processed a minimal amount of transactions for the first nine months of the year. As such, the Company began recognizing these annual territory fees as income on a quarterly basis in April 2000. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer actively involved in the production of radio and television advertising. For the nine months ended September 30, 2000 and the nine months ended September 30, 1999, the Company generated gross revenues of approximately $20,000 and $780,000, respectively, from the production of radio and television media. Additionally, for the nine months ended September 30, 1999, the Company recognized $198,000 in software development revenue for services related to a contract that was deferred at December 31, 1998.

The Company generated a gross profit of $276,862 for the nine months ended September 30, 1999 compared to a gross profit of $48,007 for the nine months ended September 30, 2000. The primary reason for the lower profit margin from 1999 to 2000 is due to the Company focusing its efforts and resources on selling auto parts over its web site in 2000 and licensing its e-commerce software solutions. Significant expenditures incurred during the nine months ended September 30, 2000 include web site hosting costs and related telephone, internet and T-1 expenses, as well as technical support salaries. The Company generated minimal transactions from its web site in the first three quarters of 2000 and recognized one-half of the collected territory fees. The balance of Territory fees collected through September 30, 2000 have been recorded as deferred revenue and will continue to be amortized as income on a quarterly basis. The Company has continually seen a steady increase in its web site transactions and believes that increased site traffic will result in sales as its product becomes known and gains market acceptance; however there can be no assurance that such market acceptance shall be attained.

Operating and other expenses increased $6,041,917 or 267% for the nine months ended September 30, 2000 compared to the same period last year as a result of several factors. In the nine months ended September 30, 2000, the Company spent $195,000 in marketing and advertising costs in connection with the launch of the web site parts.com, its e-commerce business-to-business exchange, at the National Automobile Dealers Association convention in Orlando, Florida. Additionally, the Company incurred $318,000 in expenses related to its marketing efforts through NASCAR and its associate sponsorship with M&M's/Mars Incorporated. The Company also increased its workforce from 18 full-time employees and 0 outside consultants at September 30, 1999 to 42 full-time employees and 1 full-time developer/outside consultant at September 30, 2000. Finally, in the nine months ended September 30, 2000, the Company spent more than $150,000 in professional fees (accounting and legal) directly attributable to becoming a "reporting" entity with the SEC as a result of new guidelines established by the NASD. Depreciation and amortization for the nine months ended September 30, 2000 rose $1,125,839 or 282% to $1,524,393 as a result of amortization of goodwill associated with the Company's Livecode acquisition (May
1999) and the acquisition of the FlexRadio patent (October 1999), not prevalent in the same period in the prior year. Stock based compensation totaled $2,326,482 for the nine months ended September 30, 2000 as compared to $360,585 for the same period last year reflecting a conservation of cash resources by management.

Liquidity and Sources of Capital

During the nine months ended September 30, 2000, the Company's operating cash requirement was $3,095,249 attributable to a net loss of $8,259,313 mitigated by non-cash charges for interest ($625,000), depreciation and amortization ($1,524,393) and stock based compensation ($2,326,482). The net remaining shortfall was primarily funded by the net sale of common stock for $1,484,958, proceeds from the issuance of convertible promissory notes ($625,000) and approximately $700,000 in territory fees received during the nine months ended September 30, 2000. Partially offsetting this funding were capital expenditures of $180,236 and the payment on capitalized leases of $10,113.

During the nine months ended September 30, 1999, the Company's operating cash requirement was $1,145,823 attributable to a net loss of $1,988,541 mitigated by non-cash charges for depreciation and amortization ($398,554) and stock based compensation ($360,585). The net remaining shortfall was primarily funded by the net sale of common stock for $1,228,524. Partially offsetting this funding were capital expenditures of $469,564 and the payment of capitalized leases and other debt of $65,947. Stock based compensation valued at $360,585 was used to conserve cash.

Since its reverse merger and 504 offering conducted in September 1998, the Company has financed its operations primarily through cash receipts from annual territory fees, equity private placements and most recently, proceeds from the issuance of convertible notes payable. At September 30, 2000, the Company had $105 of cash and a working capital deficit of $2,400,878. Subsequent to September 30, 2000, the Company conducted an equity private placement which raised net proceeds of $150,000. As these funds have been largely used for operating purposes as of the date of this report, the Company requires additional financing in the near future to fund operations. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

Changes in securities and use of proceeds

Recent Sales of Unregistered of Securities. The Company issued the following unregistered securities during the nine months ended September 30, 2000:

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

From January 3, 2000 through March 29, 2000, the Company issued a total of 11,000 shares of common stock to 9 employees pursuant to employment agreements. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On February 11, 2000, the Board of Directors approved the contingent issuance of 34,000 shares of common stock to Mars Incorporated in connection with a NASCAR promotion. The Company is relying on the exemption from registration provided under Section 4(6) since Mars Incorporated is an accredited investor, no advertising or public solicitation was conducted in connection with the transaction, and the Company filed a notice with the SEC. On May 24, 2000, by board resolution the Company cancelled the contingent issuance and shares were returned to treasury.

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

From April 7, 2000 through July 21, 2000, the Company sold 1,178,585 shares of common stock in private placements to 11 investors (9 of which were accredited) for net proceeds of $1,484,958 (share prices ranging from $.375 to $4). The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

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

On April 24, 2000 and July 20, 2000, the Company issued a total of 20,000 shares to an accredited investor, Richard Lobley, for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

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


Item 6. Exhibits and reports on Form 8-K

        Exhibit 27        Financial Data Schedule (SEC use only)

On July 19, 2000, the Company filed a Form 8-K Current Report to disclose that Deloitte & Touche LLP will act as its new independent auditors replacing Moore Stephens and Lovelace, P.A. On August 3, 2000, the Company filed an amended Form 8-K Current Report modifying paragraph 2 of the July 19, 2000 report in order to conform to SEC disclosure rules.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PARTS.COM, INC.


November 13, 2000                 By: /s/ Shawn D. Lucas
                                      ----------------------------------------
                                          Shawn D. Lucas, President


                                      /s/ Ian J. Hart
                                      ----------------------------------------
                                          Ian J. Hart, Chief Financial Officer