Form 10KSB40
period 2000-12-31
PARTS COM INC
filed 2001-04-17
CIK 1096494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         -------------------------------

                         Commission File No. 000-28243


                                PARTS.COM, INC.
                                ---------------
               (Name of Small Business Issuer in its Charter)


                   NEVADA                                88-0344869
                   -------                               ----------
        (State or Other Jurisdiction                   (IRS Employer
      of Incorporation or Organization)              Identification No.)


            121 EAST FIRST STREET
              SANFORD, FLORIDA                                   32771
              -----------------                                --------
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

                                 YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's sales for the most recent fiscal year were $903,162.

The aggregate market value of the voting stock held by non-affiliates of the Company (12,532,698 shares), based upon the average closing bid and asked prices of the Company's common stock on February 28, 2001, was approximately $4,308,000.

There were 27,985,599 shares of common stock outstanding as of February 28, 2001.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS


                                                PART I

   Item 1.  Description of Business................................................................   2

   Item 2.  Description of Properties..............................................................  16

   Item 3.  Legal Proceedings......................................................................  16

   Item 4.  Submission of Matters to a Vote of Security Holders....................................  16

                                               PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  17

   Item 6.  Selected Financial Data................................................................  20

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations......................................................................  20

   Item 8.  Financial Statements and Supplementary Data............................................  F-1

   Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...............................................................  25


                                               PART III

   Item 10. Directors, Executive Officers of the Registrant, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act.........................  25

   Item 11. Executive Compensation.................................................................  27

   Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  32

   Item 13. Certain Relationships and Related Transactions.........................................  33

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  34

            Signatures.............................................................................  35


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained in this Annual Report on Form 10-KSB, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the Business section below and in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and in other documents filed from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

           Parts.com (the "Company") is a business-to-business electronic commerce software and parts procurement platform provider. The Company's e-procurement solutions enable corporations to use electronic automation to streamline business transactions and reduce costs. The Company's line of cost-effective, scalable, Web-based business-to-business and business-to-consumer sales and procurement software fits the needs of any parts business serving any vertical industry. In addition to automating existing relationships between buyers and sellers, parts.com also provides a marketplace where buyers and sellers can conduct transactions electronically. While the Company has two principal divisions, "parts.com" and "ReallyKnow.com," it has chosen to focus its resources on "parts.com" as the latter division is still in an early marketing stage.

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

Market and Industry Overview

         The Internet is an increasingly significant global medium for communications, content and online commerce. It is the most advanced and fastest growing means of communications in history. Currently, there are more than 100 million people on-line in the United States alone, and according to estimates by the International Data Corporation, more than 200 million Americans will be on-line by 2005. E-commerce applications are increasing exponentially; market research firm Forester Research estimates that by 2004, nearly 20% of all business trade will be transacted on the Internet and business-to-business e-commerce will likely grow to more than $2.7 trillion. Estimates from research firm Gartner Group, Inc. indicate that within the next four years, more than 500,000 companies will be buyers and/or sellers in e-marketplaces. Reflecting their increasing functionality, accessibility and overall usage, the Internet and online services are evolving into an attractive commercial medium and a unique sales and marketing channel that can successfully compete with retail stores, mail-order catalogs and television home shopping networks. Online retailers can interact directly with customers and update their featured selections, shopping interfaces, product pricing and visual presentations on a continuous basis. As more and more companies join the e-commerce revolution, it is expected that there will be a sizeable demand for e-commerce applications. The global market for Internet-based e-commerce procurement and order management applications topped $1.8 billion in 1999, up 305% from $444 million in 1998, according to International Data Corporation. Tremendous growth is predicted for the Web-based e-commerce applications market and International Data Corporation estimates an increase to $10 billion in 2001.

         AUTO PARTS INDUSTRY. The worldwide auto parts industry is large, growing and relatively fragmented. Business Week magazine estimates the value of the auto parts market at nearly $600 billion ("Big Dents in Auto Parts," April 12,1999). As reported by Automotive News, there are six automotive parts suppliers worldwide with sales in excess of $10 billion each ("Biggest Suppliers Cleared Hurdles to Grow In 1998," June 21, 1999). The estimated United States market for automotive parts is $127 billion, as reported by Motor Equipment Manufacturer's Association (MEMA Market Analysis, The Report of the Vehicle Parts Industry). Although parts.com is initially focusing on the United States market, we intend to make the company the global business-to-business e-commerce parts exchange that eliminates the inefficiencies of current parts distribution methods through the maximization of the efficiencies afforded through the Internet. See "Our Strategy."

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

         Through parts.com, we intend to make the supply chain operate more efficiently and more profitably for customers than the current distribution system. Currently, automobile dealerships, service centers and garages order automotive parts from certain "middle men" such as warehouse distributors (i.e., NAPA, Carquest, General parts, etc.), "jobbing stores" (i.e., Anderson Wholesale, Barnes Motor & parts, etc.), and retailers (i.e., Pep Boys, Auto Zone, Discount parts, etc.). Each warehouse distributor has its own platform and related software managing its inventory and sales information. There are currently many such different systems and a customer's operating system must be compatible with that of the vendors from whom they buy parts. Auto parts are warehoused by distributors in regional or district warehouses and are transported to local stores and thereafter local service centers or garages. These storage and transportation costs are factored into the price of the parts. When a dealer or garage needs a part that they do not have on hand, they may have to call several warehouses, jobbers, retailers or other service centers or garages before locating the part - all of which is time consuming and labor intensive. If parts they do not have on hand are required for different vehicle lines (i.e., Ford, Subaru, Chevrolet), then the same calls must be made for each part to several different sources. Once the part is located, the buyer and the seller then have to process the order, and the seller must collect the funds - all of which is time consuming and labor intensive.

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

         Our strategy is to provide a more efficient mechanism for: communication between customers and suppliers; locating parts; delivering those parts to the customer through our suppliers; increasing sales for the dealerships, service centers and garages; processing orders for parts; tracking inventory and sales trends in "real time" to enable suppliers to more accurately project inventory needs in market areas. We intend to accomplish this by using the Internet to create a "standardized" means of communication by linking manufacturers, warehouse distributors, dealerships, service centers and garages, providing them access to a "virtual" inventory of automotive parts where they can enter into our parts.com site, locate the parts they need and order them from the nearest available source, and process those orders - thus saving time and labor costs in the search for and ordering of parts. We make available real-time information on inventory location and availability to both buyers and sellers of parts via the Internet. Our site offers "real-time" information on the availability of inventory and the type of parts actually being sold and the geographic locations of those sales. We anticipate that such point-of-sale information will assist parts suppliers in the planning of production schedules and inventory strategies-focusing on inventory that is in demand and decreasing inventory that is slow-moving, and thus decreasing over-all inventory carrying costs and potential write-offs of over-stocked parts. In addition, labor-intensive menial tasks such as phone calls, sales history review, and inventory charting will be replaced with the advent of real-time inventory data. Labor associated with the processing of transactions will be minimized as our e-commerce site processes transactions and deposits sales proceeds directly into the vendor's account.

         Parts.com utilizes a unique business model concurrent with our e-commerce web site to reward suppliers throughout the network chain. We have divided the United States into various regions. Each region has three levels of suppliers for 34 vehicle lines. Examples of vehicle lines are Chrysler, Ford, Chevrolet, Dodge, Nissan, Jeep, Eagle, Mercedes Benz, etc. Each region will have one Platinum Supplier for each vehicle line. The Platinum Supplier will have the first opportunity to pick, pack, ship or deliver all parts orders which originate in its region and vehicle line responsibility. If the Platinum Supplier cannot fulfill an order or portion of an order as a result of not having the part available or not being able to fulfill the order within the customer's time parameters, the order will then be automatically referred to the next level of supplier, the Gold Supplier.

         The Gold Supplier Network is comprised of a much broader base of suppliers who reside within the same regions as the Platinum Suppliers and support the same product lines. The Gold Supplier acts as a fail-safe or secondary fulfillment source if the Platinum Supplier does not have or cannot timely deliver the part. The broad base of Gold Suppliers within a region also facilitates meeting a customer's time-sensitive delivery deadlines. Certain ratios are applied for the Platinum Supplier to share in the sale generated by the Gold Supplier.

         Completing the supply chain is the Silver Supplier Network, which serves as the ultimate fail-safe parts locator network and back-up to the Gold Supplier Network. The Silver Supplier is the final source to which a parts request will default in the rare instance when neither the Platinum Supplier nor the Gold Supplier can fulfill an order. If an order is filled by a Silver Supplier, the Platinum Supplier participates in the revenue generated from that sale.

           The Company sets the price at which suppliers fill orders from their inventory in retail and wholesale transactions conducted through parts.com, which price is a percentage (set by parts.com) over the supplier's cost for the automotive part. The only variables for the pricing model are shipping costs which may vary from region to region, and the supplier's cost if that cost should vary from region to region. Platinum Suppliers receive an overriding percentage transaction fee on all orders in their respective regions (even if they do not pick, pack and ship the orders). Platinum Suppliers do not necessarily have first pick on all orders within their region. Speed of delivery and availability of product will dictate whether the Platinum, Gold or Silver Suppliers will fulfill the order. Since parts.com customers ultimately determine the time frame in which they need the product, our system will route the order to the closest member-dealer that can fulfill the order within the specified time parameters, regardless of dealer/supplier status.

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

           The parts.com website and marketplace are powered by multiple applications the Company has named "TradeMotion Solutions." TradeMotion Solutions are applications within platforms that fuel Web-based marketplaces. TradeMotion facilitates sales, procurement and distribution processes, gives centralized management the ability to monitor and track order progression, links end-users, approvers and financial services, and ensures superior customer service. As a whole, parts.com's TradeMotion Solutions enable users to monitor, evaluate and collaborate on part location and procurement via the Web, allowing for optimal inventory management as well as prompt evaluation of-and maximum capitalization on-market trends.

         Initially, revenue for parts.com was derived from capturing a small transaction fee on each business-to-business and consumer sale and from charging supplier/territory fees for signing up as Platinum, Gold or Silver Suppliers. In order to increase the number of suppliers that act as parts.com's distribution base, the Company implemented an aggressive marketing plan in Q3 2000 and offered for free its TradeMotion Storefront software and membership as a Silver Supplier to its nationwide dealership base. The marketing plan allowed the Company to significantly increase its dealership base to nearly 9% penetration of the dealership population (see below). Additional revenue streams that the Company intends to develop further are: collecting service fees for the use of software applications that we make available through parts.com (i.e., vendor-managed inventory applications, VIN identification packages); license fees to other service industries, associations or companies that may desire to use our system to develop and operate portals for products; fees for web-enabling/integrating organizations to the Internet in connection with our parts.com system; fees for providing virtual training sessions; fees for advertising and real-time trend reporting; subscriptions for reports on buying habits, sales, lost sales, trends, etc.

         As of February 29, 2001, parts.com has signed up 2086 dealership franchises throughout the United States, representing 34 vehicle lines and more than 1,000 individual distribution points. Many of these dealers have multiple locations for several different automotive lines and they have signed contracts as Platinum, Gold Suppliers and/or Silver Suppliers. Some Platinum Suppliers are also Gold Suppliers in certain defined market areas. Of those dealerships, there are approximately 89 Platinum Suppliers and 113 Gold Suppliers. The balance of the dealership base is represented by the Silver Supplier Network. And, at February 29, 2001, more than 700 dealerships had purchased or received a complimentary Storefront software package in order to process their own transactions. Beginning for periods after December 31, 2001, the Company intends to charge a fee for the continued use of these Storefronts.

         Parts.com is currently working to bring its software solutions, systems development capabilities, marketplace and business model to the European market. The Company is targeting areas with the largest potential subscriber base and growth potential, in particular France, UK, Germany, Italy and Spain.

         Parts.com has conducted extensive research of the European market and has been actively seeking strategic alliances in order to establish itself in Europe. The Company's first strategic alliance, with Cap Gemini Ernst & Young
(CGEY), served as a major endorsement of the Company's technology, which was subjected to a rigorous qualification process. A team of CGEY consultants has now been trained to integrate TradeMotion solutions into several of the CGEY OEM projects currently under negotiation. Parts.com is currently negotiating similar alliances to cover the European automotive aftermarket.

         The parts.com global rollout will begin in France, which is an exceptionally attractive market. Through the use of localized Web sites, local content, local sponsors and local partners, the Company could achieve global impact.

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

           With regard to the Company's ReallyKnow.com (Miratouch) product, as of February 29, 2001, the Miratouch system is installed in two dealerships in Florida, one in Ohio and one in Massachusetts. Due to cash constraints, the Company has focused its limited resources for product development on its parts.com division; however, it still believes that ReallyKnow.com is a viable business and the Company intends to further develop the product when resources become available.

         The Company's FlexRadio product of its ReallyKnow.com division is designed to provide real-time marketing information through tracking the radio listening habits of consumers. The Company's target market for our FlexRadio technology is any industry sector that relies upon qualitative and quantitative information pertaining to the listening habits of consumers (i.e., radio, automotive and advertisers). Consumers may in fact resist having their listening habits monitored. At the time they purchase a vehicle, consumers will be notified of the monitoring device; they will be presented with a form which, if they elect to have the monitoring device activated, will indicate their acknowledgement and consent in writing prior to activation. Consumers will also have the option to deactivate the device at any time. While it remains to be determined at what point the FlexRadio monitoring device will be installed in the automotive radio, whether at the dealerships or at the manufacturing level, it is the Company's goal to have the system installed by the automobile manufacturer. As the Company's primary focus has been on its parts.com division, this business product has not been fully developed and the Company will work to produce a saleable product when resources become available.

Our Solution

         With our parts.com division, businesses and customers enter the parts.com domain through our Internet site. To purchase auto parts, buyers simply click on a buy button and follow prompts that guide them in supplying shipping and payment information. In addition to ordering parts, buyers can post request for proposals/request for quotes, conduct targeted searches for hard to find auto parts, browse through highlighted selections of the web site, shop for accessories, read and post reviews on automobiles and automobile parts, register for personalized services, participate in promotions and check their order status. Suppliers can post overstocked or obsolete parts, post catalogs and display their company news instantly. A patent application is pending for the parts.com business model. See "Intellectual Property."

         The Company's TradeMotion Solutions provide its users with the following functions and uses: electronic automation of company processes, multi-platform architecture, ease of use, information access and real-time reporting. TradeMotion Solutions offer the following values to buyers: increased productivity and reduced processing costs, reduced market fragmentation, reduction in purchasing costs and increased availability of product and pricing information. TradeMotion Solutions offer the following values to suppliers: increased volume and revenue opportunities, reduction of costs and brand preservation.

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

Sales and Marketing

         Through our parts.com division, our goal is to be the worldwide source for automotive parts. Our marketing strategy is designed to strengthen the parts.com brand name, increase customer traffic to the parts.com Marketplace, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. Parts.com provides increasingly targeted and customized services by using the extensive customer preference and behavioral data obtained through its online sales. As a marketing channel, the Internet has proven to be unique in facilitating rapid and effective experimentation analysis, instant user feedback and efficient "redecorating of the store" for each customer. We have employed a variety of media, program and product development and value added promotional activities to achieve our marketing goals for parts.com. We intend to place advertisements on various high profile and high-traffic conduit Internet sites. We also plan to extend parts.com's market presence through an Affiliates Program, that we hope will grow to include thousands of enrolled members. The program will enable Affiliate web sites in each product category to offer parts to their customer base for fulfillment by parts.com.

         Our marketing program for parts.com to date continues to include several direct mail campaigns to the 22,000 dealer/supplier candidates throughout the United States for our parts.com Marketplace. We have taken out full-page advertisements in leading automotive dealer trade publications and have run advertising spots on local radio stations in several parts of the United States. We have attended industry trade shows and conventions and presented an exhibit booth at the automotive industry's largest OEM dealership convention, the National Automobile Dealers' Association Convention held in Orlando, Florida in January 2000. We also presented an exhibit booth at the Automotive Aftermarket Parts Exposition (AAPEX), the largest U.S. automotive parts convention, held in October 2000 in Las Vegas, Nevada.

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

Customers

         For our parts.com division, the majority of our customer base has been Original Equipment Manufacturer ("OEM") dealerships locating parts for their business trading partners, as well as their at-location customers and consumers. In December 2000, through use of TradeMotion Storefront (a private-label e-business application integrated seamlessly into suppliers' own websites), our dealership base has begun to sell auto parts directly to their own customers. Although the Storefront software was initially sold to dealerships, through limited offer, the Company offered free use of the software for a limited time. Finally, by allowing buyers to list "want ads" for hard-to-find items and suppliers to post over-stocked or obsolete products, parts.com should be positioned to realize a significant source of revenue through its trade-out/auction service as well, which has yet to be developed.

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

Competition

         Competition for our parts.com business comes from a variety of other online companies. These competitors include:

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

The following is a list of specific competitors of the parts.com Marketplace:

     Carparts.com - Bills itself as "the total parts solution," Carparts claims to have available "1.5 million automotive parts, easy and secure online ordering, fast home delivery, a 100% guarantee, and easy returns." According to our research, we believe that Carparts only offers a Toyota OEM catalog and engages in minimal business-to-business transactions. The majority of the sites' customers are retail consumers, which are not the main focus of parts.com.

     Wrenchead.com - This site if for automotive enthusiasts ranging from professionals to weekend mechanics. Wrenchead represents itself as "the best place on-line for automotive parts and accessories." According to the Company's research, we believe Wrenchead does not have an OEM catalog, nor does it have OEM suppliers. We believe that the majority of Wrenchead's customers are retail consumers and that they facilitate a nominal number of business-to-business transactions.

     PartsVoice (a division of The Cobalt Group) - PartsVoice has begun locating a number of auto parts through an on-line Web site for dealerships. Through research, we believe that PartsVoice has no OEM suppliers, nor do they have an OEM catalog. PartsVoice appears to be a locator service only.

     oeconnection.com - This is a collaboration between the "Big Three" U.S. Automakers and Bell & Howell. Bell & Howell is a traditional catalog provider for linking up collision repair facilities with the "Big Three" dealerships through its collision link system. Through our research, we believe that this company plans to generate revenue through transaction fees and subscription fees to the service.

     GA eXpress, a provider of enterprise-wide database solutions and data migration tools, announced in February 2000 that it will partner with The Reynolds and Reynolds Company, a provider of information systems, to develop a system whereby automotive retailers may engage in eCommerce and exchange data via the Internet with trading partners.

     ChoiceParts.com - This alliance was formed through a collaboration of CCC, a collision estimating software company, and ADP Dealer Services ("ADP") and Reynolds & Reynolds ("R&R"), providers of Dealer Management Systems to dealerships nationwide. Through our research, we believe that the service was formed to perpetuate the use of ADP and R&R existing dealer management systems. The service is primarily focused on the collision industry and linking car dealerships with body shops to expedite the procurement of OEM parts. The service is being tested in several cities.

     In February 2000, the "Big 3" Automakers (General Motors, Ford and DaimlerChrysler) announced that they would join forces to create an auto parts procurement network on the Internet, combining Ford's current exchange, run by Oracle, and GM's exchange, run by Commerce One. The collaboration was later named "Covisint." This network focuses on the procurement, manufacture and distribution of parts to be used for the production of new vehicles. The primary area of focus for parts.com is one which parts are being procured, manufactured, and distributed in order to replace original parts when they fail. Although these two areas have some overlap, they are completely different with respect to operations - so different, in fact that each is a separate industry within itself.

           The manufacturers are the companies that actually make the majority of the parts for the "Big 3". Covisint strives to create a standard means of communication and purchasing process between the "Big 3" and manufacturers that supply them.

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

         Although our belief is speculative, we believe that over-all our business model will prove to have a competitive edge over that of our current and potential competitors because our parts.com system is not designed exclusively for the automotive parts industry but is adaptable to any parts industry (i.e., consumer electronics, airplanes, appliances, computers, marine products, housewares, etc). Thus, once our model is proven in the automotive parts industry, we plan on expanding it to other parts industries. Further, we believe our name and web site, "parts.com," is adaptable to any parts industry, not only automotive parts (unlike names such as "Wrenchead.com"), and the building of our brand name will be leveraged by its adaptability to any kind of part. For example, once we expand into other parts industries, anyone needing a part can log onto the Internet with the word "parts.com" or "parts.net" and will access our site.

         Competition for ReallyKnow.com exists from some companies in a broad sense related to the data research gathering industry. Companies such as Nielsen Media Research, The Arbitron Company, JD Power and Associates all produce research largely through telemarketing. These companies however, do not produce statistical data in a real-time format. We believe our Miratouch solution is the first "real-time" web-enabled research data gathering system that will be made available to automobile dealerships through which they will be able to accumulate qualitative and quantitative data on consumers who visit their showrooms and take the time to complete the survey. Unlike other possible competitors in market research, we believe that the Miratouch solution is one of the few systems that relies on the Internet as its conduit of information for data storage and retrieval. Our current competitors in the research marketplace for automobile dealerships are The Dohring Corporation and Friedman/Swift. These companies utilize systems whereby they survey consumers who have purchased from their client's dealerships as well as customers who have purchased from their client's competition. After surveying these consumers, companies like Dohring and Friedman/Swift provide their clients with quantitative and qualitative data relative only to the survey results that they receive. Typical surveys cost thousands of dollars and only provide their clients with information that is not only dated, but is only a measure of a specific point in time. The Miratouch system allows dealerships the ability to generate questions and receive similar types of feedback in a "real-time" and continuous format, thus enabling dealerships to gather specific types of information over any period of time. Thus, dealerships will be able to see changes in consumer trends as they occur and not on a delayed basis. We believe only one company - The Dohring Company - has a similar product that offers an on-line feature for data collection. However, its product is currently being marketed for use at special events for users of the product to obtain a "snapshot" of marketing data obtained over a short time span (rather than a continuing "real time" format) and is not specifically geared to the automobile industry.

Relationships With Suppliers

         We do not rely on any single vendor or group to fulfill our auto parts orders for parts.com. We do rely on two main suppliers to manufacture and produce ReallyKnow.com's proprietary products--Factura and MicroTouch, Inc. We have no minimum purchase commitment requirements or minimum inventory level requirements with these vendors and there exist alternative sources from which we may contract for the manufacture of the ReallyKnow kiosk and related components.

Intellectual Property

         In February 1999, we purchased for cash and stock the exclusive rights, title and interest in and to the Internet Domain Names (a.k.a. "Uniform Resource Locator" or "URL") and any trademarks or service marks in connection with "www.parts.com" and "www.parts.net." We also own the URL's for many web-hosting sites on behalf of our customers. Our primary URL's that are the property of the Company include the following: www.theparts.com, www.theparts.net, www.miratouch.com, www.reallyknow.com, www.reallyknow.net, www.flexradio.com and www.flexradio.net.

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

         In December 1999, we filed a provisional patent application for our parts.com system and have followed that up with a utility patent application filed in December 2000. The parts.com technology is an automated computer-assisted system for searching for and selecting automotive parts from a virtual inventory of parts from various sources in the distribution chain, processing orders and distributing revenue among the vendors, and tracking inventory, orders and revenue.

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

Certain Factors Affecting Future Results

         You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in our Company or maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

OUR AUDITORS HAVE MODIFIED THEIR REPORT ON OUR FINANCIAL STATEMENTS WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has sustained recurring losses from operations that to date, total

$20,623,965. The Company used $3,784,520 and $1,412,490 of cash in operations for the years ended December 31, 2000 and 1999, respectively and anticipates additional cash needs in 2001. At December 31, 2000, the Company had a working capital deficiency of $3,636,366 and cash of $8,683. The Company also has undeposited payroll taxes to the Internal Revenue Service ("IRS") for the period May 2000 through November 2000, resulting in an accrual for back payroll taxes in the amount of approximately $378,000 as of December 31, 2000, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay certain members of senior management their regular salaries when due, which has resulted in an accrual for back salaries of approximately $84,000 as of December 31, 2000. The Company was also in default of mortgage note obligations encumbering its principal offices as of December 31, 2000 (see Notes 6 and 13 to the consolidated financial statements). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of an aggressive marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to our stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

WE NEED ADDITIONAL CAPITAL.

         The Company must raise additional capital in the near term to continue execution of its business plan. We are working with financial sources to raise additional capital, but there are no guarantees that we will be able to raise sufficient capital on a timely basis and on reasonable terms.

WE HAVE A LIMITED OPERATING HISTORY AND MAY EXPERIENCE RISKS ENCOUNTERED BY EARLY-STAGE COMPANIES.

         We have a very limited operating history for use in evaluating our business. Our business and prospects must be considered in light of the risks, expenses and difficulties that companies encounter in the early stages of development, particularly companies in new and rapidly evolving markets like the Internet and e-commerce.

THE REVENUE AND PROFIT POTENTIAL OF OUR BUSINESS MODEL IS UNPROVEN.

         Our business model and marketplace are relatively new, and our ability to generate revenue or profits from our TradeMotion Solutions is unproven. We have initially focused on the automotive industry; our success is dependent upon our ability to attract customers to, and expand our supplier base for, our parts.com Web site, as well as our ability to attract customers for our TradeMotion Solutions.

OUR FINANCIAL RESULTS MAY FLUCTUATE AND BE DIFFICULT TO FORECAST.

         Our quarterly revenues, expenses and operating results will be unpredictable. We expect that our operating results will fluctuate in the future as a result of a number of factors, some of which are beyond our control. These factors include:

>>       Our ability to attract customers for our TradeMotion Solutions;
>>       Our ability to attract businesses and customers to our Web site;
>>       Our ability to attract and retain suppliers with large parts inventories;
>>       Our ability to control our gross margins;
>>       Our ability to timely process orders and maintain customer satisfaction;
>>       The availability and pricing of parts from suppliers;
>>       Product obsolescence and price erosion;
>>       Consumer confidence in encrypted transactions in the Internet environment;
>>       Our ability to obtain cost-effective advertising on other entities' Web sites;
>> The effectiveness of off-line advertising in generating additional traffic to our Web site;
>>       The amount and timing of costs related to expansion of our operations;
>>       Technical difficulties encountered while using our Web site;
>> Suppliers' delays in shipments to customers/businesses as a result of computer system failures, strikes or other problems with their delivery service;
>> Delays in processing orders as a result of computer system failures, Internet brown-outs or problems with our credit card processing providers; and
>> General economic conditions, and economic conditions specific to the Internet and e-commerce.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING BRAND AWARENESS, AND THE FAILURE TO DO SO COULD SIGNIFICANTLY HARM OUR BUSINESS AND FINANCIAL CONDITION.

         We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the parts.com and TradeMotion brands will largely depend on our marketing efforts. If suppliers do not perceive us as an effective marketing and sales channel for their parts, or if businesses and consumers do not perceive us as offering an efficient and desirable way to purchase parts, we will be unsuccessful in promoting and maintaining our parts.com and TradeMotion brands.

IF WE FAIL TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH OUR SUPPLIERS, OUR BUSINESS WOULD BE MATERIALLY HARMED.

         We will be highly dependent upon our suppliers to provide inventory for sale through our parts.com site. We do not have long-term supply contracts with any of our suppliers. We cannot be certain that our current suppliers will continue to provide inventory for sale. We must also attract additional suppliers. We cannot be certain that we will be able to establish new supplier relationships to ensure that merchandise will be available through our Web site.

         Our business will be significantly harmed if we are unable to develop and maintain satisfactory relationships with suppliers on acceptable commercial terms, if we are unable to access sufficient parts inventories, if the quality of service provided by these suppliers falls below a satisfactory standard, or if our level of returns exceeds our expectations.

WE FACE INTENSE COMPETITION IN THE E-COMMERCE MARKET, AND WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY.

         The e-commerce market is new, rapidly evolving and extremely competitive. We expect competition to continue to intensify. Barriers to entry are minimal, and our business could be severely harmed if we are not able to compete successfully against current or future competitors.

         Virtually all of our potential competitors have significantly greater financial, marketing, technical and other resources, as well as longer operating histories, larger customer bases and greater brand recognition in the markets in which we compete. Our competitors may be able to devote significantly greater resources to marketing and promotional campaigns.

         Some of our competitors may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of parts. In addition, we anticipate that there will be consolidation in our industry. Accordingly, it is possible that new competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. In addition, manufacturers may elect to sell their parts directly. Increased competition is likely to reduce our operating margins, cause us to lose market share or diminish our brand. If any of these events occur, our business would be significantly harmed.

OUR GROWTH AND FUTURE SUCCESS DEPEND UPON OUR ABILITY TO GENERATE TRAFFIC TO OUR WEB SITE AND PROMOTE OUR PRODUCTS

         Our ability to sell parts through our Internet site depends substantially on our ability to attract user traffic to our Web site. If we are unable to generate traffic to our Web site cost-effectively, or if our efforts to promote our services and products using both online and off-line media are not successful, our growth and business prospects will be substantially limited.

OUR BUSINESS MAY SUFFER FROM CAPACITY CONSTRAINTS OR SYSTEM INTERRUPTIONS.

         We may periodically experience systems interruptions, including Internet disruptions. Any systems interruptions, including Internet disruptions that make our Web site inaccessible or reduce our order fulfillment performance, would reduce the volume of parts we are able to sell, which could harm our business.

         In addition, an increase in the volume of traffic to our Web site could adversely affect the capacity of the software or hardware deployed by us, which could lead to slower response time or even system failures.

IF WE ENCOUNTER SYSTEM FAILURE, SERVICE TO OUR CUSTOMERS COULD BE DELAYED OR INTERRUPTED. SERVICE DELAYS OR INTERRUPTIONS COULD RESULT IN A LOSS OF CUSTOMERS AND SEVERELY HARM OUR BUSINESS.

         Our ability to successfully maintain an e-commerce Web site and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Any interruptions could severely harm our business and result in a loss of customers. Our systems and operations are vulnerable to damage or interruption from human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. Moreover, we may experience delays and interruptions in our telephone and Internet access, which will prevent customers from accessing our Web site.

OUR BUSINESS WILL SUFFER IF WE DO NOT RETAIN OUR CURRENT KEY PERSONNEL.

         Our future performance depends substantially on the continued service of our senior management and other key personnel. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our failure to do so could adversely affect our business and financial condition.

WE MAY NOT BE ABLE TO SUCCESSFULLY PROTECT OUR PROPRIETARY RIGHTS.

         Our ability to compete effectively will depend upon our ability to maintain the proprietary nature of our services and technologies, including our proprietary software. Although we have two patent applications pending, we hold no patents and rely on a combination of trade secrets and copyright laws, non-disclosure, and other contractual agreements to protect our rights in our technological know-how and proprietary services. We depend upon confidentiality agreements with our officers, directors, employees and consultants to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection; and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements, or produce patents or copyrights that would materially adversely affect our business, prospects, financial condition and results of operations.

OUR SUCCESS DEPENDS ON THE INTERNET'S ABILITY TO ACCOMMODATE GROWTH IN
E-COMMERCE.

         The use of the Internet for retrieving, sharing and transferring information among businesses, buyers, suppliers and partners has only recently begun to develop. If the Internet were not able to accommodate growth in e-commerce, our business would suffer. The recent growth in the use of the Internet has caused frequent periods of performance degradation. Our ability to sustain and improve our services is limited, in part, by the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the Internet infrastructure to alleviate overloading and congestion.

A LACK OF DEVELOPMENT OF THE E-COMMERCE MARKET WOULD NEGATIVELY AFFECT US.

         If the e-commerce market does not grow or grows more slowly than expected, our business will suffer. The possible slow adoption of the Internet as a means of commerce by businesses may harm our prospects.

         Even if the Internet is widely adopted as a means of commerce, the adoption of our network for procurement -- particularly by companies that have relied on traditional means of procurement -- will require broad acceptance of the new approach.

Employees

         As of February 29, 2001, the Company had a total staff of 27 employees, comprised of 11 technical professionals, 9 sales, marketing and customer service personnel and 7 administrative personnel. All employees are full-time. No employees are represented by a labor union or subject to a collective bargaining agreement. Management believes that employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We own the office building that is the Company's headquarters at 121 East First Street, Sanford, Florida 32771, which is approximately twenty miles northeast of Orlando. The building has approximately 8,000 square feet of space and is in historic downtown Sanford. We also own a 5,000 square foot parking lot located one block from our office. The lot is subject to a $20,500 9% first mortgage with monthly principal and interest payments of $260 and a final balloon payment of $12,769 in January 2004. The office building and the lot are subject to a first mortgage and second mortgage and loan agreements. The promissory notes secured by the mortgage are for $380,000. Interest is calculated at 15% per annum and is payable at $4,750 per month, with the principal balance and any accrued but unpaid interest due and payable in full on May 31, 2016. The President of the Company has executed a conditional personal guaranty in connection with these mortgage notes.

         As of December 31, 2000 the Company was delinquent on monthly payments under the first and second mortgage notes dating back to October 2000. The Company had received a notice of demand from the lender indicating that if the entire amount owed were not paid within 30 days, the lender would begin foreclosure proceedings.

         The Company entered into an agreement in March 2001 with its mortgage lender which provides for the deferral of pursuing any remedies available under the mortgage notes payable agreements until after May 18, 2001 in exchange for the transfer of a total of 100,000 officers' and directors' personal shares which were pledged as collateral for the notes.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and there are no pending material legal proceedings of which the Company is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                                                  HIGH            LOW
                                                  ----            ---
                    Fiscal Year Ended:
                    -----------------
                    December 31, 2000
                      Fourth Quarter             $ 2.25          $  .38
                      Third Quarter                2.19            1.38
                      Second Quarter              12.50            2.00
                      First Quarter               50.50            8.25

                    Fiscal Year Ended:
                    -----------------
                    December 31, 1999
                      Fourth Quarter             $20.00            1.03
                      Third Quarter                2.19            1.06
                      Second Quarter               3.81            1.31
                      First Quarter                6.37            2.19

Holders. As of December 31, 2000 there were approximately 200 record holders of the Company's common stock; however, there were approximately 5,000 beneficial owners.

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

Recent Sales of Unregistered Securities. The Company issued the following unregistered securities during the fiscal year ended December 31, 2000:

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

From January 3, 2000 through March 29, 2000, the Company issued a total of 10,000 shares of common stock to 8 employees pursuant to employment agreements. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

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

From April 7, 2000 through December 12, 2000, the Company sold 1,709,585 shares of common stock in private placements to 14 investors (12 of which were accredited) for net proceeds of $1,694,083 (share prices ranging from $.25 to $4). The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

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

From November 6, 2000 through November 27, 2000, the Company issued a total of 383,000 shares of common stock to 10 employees pursuant to employment agreements. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On December 29, 2000, the Company issued a total of 384,000 shares of common stock to 18 employees in exchange for the cancellation and retiring of stock options for the same amount of underlying shares. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On December 29, 2000, the Company issued to Shawn Lucas, Michael Fouts, Scott Anderson and Jeffrey Odato, executive officers of the Company and as such accredited investors, 110,000 shares of common stock each (440,000 total shares) in exchange for the cancellation and retiring of stock options for the same amount of underlying shares. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent and the certificates for the securities bear a legend accordingly.

On December 29, 2000, the Company issued to Ian Hart, an executive officer of the Company and as such an accredited investor, and Jon Palazzo, an employee of the Company, 220,000 shares of common stock each (440,000 total shares) in exchange for the cancellation and retiring of stock options for the same amount of underlying shares. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent and the certificates for the securities bear a legend accordingly.

On December 29, 2000, the Company issued a total of 242,308 shares to an accredited investor, greater than 5% shareholder and affiliate of the Company, George Demakos for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On December 29, 2000, the Company issued to Shawn Lucas, Scott Anderson, Michael Fouts and Jeffrey Odato, executive officers of the Company, and as such accredited investors, 300,000, 275,000, 225,000 and 100,000 shares of common stock respectively, as bonuses. The securities were issued in reliance on
Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

Statement of Operations Data:
                                      Year Ended             Year Ended
                                   December 31, 2000      December 31, 1999
                                   ----------------       ------------------


Net Sales                         $     903,162            $   1,364,694
Cost of Sales                           850,803                1,137,223
Operating and other Expenses         13,814,308                5,223,679
                                  -------------            -------------
Net Loss                          $ (13,761,949)           $  (4,996,208)
                                  =============            =============






Balance Sheet Data:
                                    December 31, 2000      December 31, 1999
                                  ---------------------    ------------------


Current Assets                      $      86,757            $   1,363,843
Total Assets                        $   5,217,864            $  10,970,767
Current Liabilities                 $   3,723,123            $   1,321,707
Total Liabilities                   $   3,739,644            $   1,719,683
Working Capital (Deficiency)        $  (3,636,366)           $      42,136
Stockholders' Equity                $   1,478,220            $   9,251,084



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

Overview

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has sustained recurring losses from operations that to date, total $20,623,965. The Company used $3,784,520 and $1,412,490 of cash in operations for the years ended December 31, 2000 and 1999, respectively, and anticipates additional cash needs in 2001. At December 31, 2000, the Company had a working capital deficit of $3,636,366 and cash of $8,683. The Company also has undeposited payroll taxes to the Internal Revenue Service ("IRS") for the period May 2000 through November 2000, resulting in an accrual for back payroll taxes in the amount of approximately $378,000 as of December 31, 2000, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay certain members of senior management their regular salaries when due, which has resulted in an accrual for back salaries of approximately $84,000 as of December 31, 2000. The Company was also in default of mortgage note obligations encumbering its principal offices as of December 31, 2000 (see Notes 6 and 13 to the consolidated financial statements). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of an aggressive marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to our stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

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

Results of Operations

Year ended December 31, 2000 compared to December 31, 1999

For the year ended December 31, 2000, the Company's total revenue amounted to $903,162 versus last year's revenue of $1,364,694. In year 2000, the Company was in a state of transition with its expansion focused on its parts.com e-commerce business-to-business, the sale of its TradeMotion Software Solutions and the development of its online real-time data gathering business, ReallyKnow.com. The Company collected approximately $1.3 million in annual territory fees from dealerships participating in its e-commerce initiative. Of this amount, $513,108 has been recorded as deferred revenue at December 31, 2000. The launch of the Company's web site occurred in late-January 2000 and the Company processed a minimal amount of transactions for the year, resulting in minimal transaction revenue of approximately $8,000. Due to the lower-than-expected transactions for the web site, the Company extended the terms of its Platinum and Gold dealer territory contracts through December 31, 2001. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer actively involved in the production of radio and television advertising. For the years ended December 31, 2000 and 1999, the Company generated gross revenues of approximately $20,000 and $780,000, respectively, from the production of radio and television media. Additionally, for the year ended December 31, 1999, the Company recognized $198,000 in software development revenue for services related to a contract that was deferred at December 31, 1998.

The Company generated a gross profit of $227,471 for the year ended December 31, 1999 compared to a gross profit of $52,359 for the year ended December 31, 2000. The primary reason for the lower gross profit from 1999 to 2000 is due to the Company focusing its efforts and resources on selling auto parts over its web site in 2000 and licensing its TradeMotion Software Solutions. Significant expenditures incurred during year 2000 include web site hosting costs and related telephone, internet and T-1 expenses, as well as technical support salaries to develop the web site. The Company generated minimal transaction fee revenue from its web site in year 2000 and recognized approximately 60% of the collected territory fees. The balance of territory fees collected have been recorded as deferred revenue and will continue to be amortized as income on a quarterly basis through December 31, 2001. The Company has continually seen a steady increase in its web site transactions and believes that increased site traffic will result in increased sales as its product becomes known and gains market acceptance; however, there can be no assurance that such market acceptance shall be attained.

Operating and other expenses increased $8,590,629 or 164% for the year ended December 31, 2000 compared to the same period last year as a result of several factors. During year 2000, the Company incurred $195,000 in marketing and advertising costs in connection with the launch of the web site parts.com, its e-commerce business-to-business exchange, at the National Automobile Dealers Association convention in Orlando, Florida. The Company also incurred approximately $100,000 in marketing costs related to its presentation at the Automotive Aftermarket Products Expo in Las Vegas, Nevada. Additionally, the Company incurred $318,000 in expenses related to its marketing efforts through NASCAR and its associate sponsorship with M&M's/Mars Incorporated. During year 2000, the Company increased its workforce from 18 employees at December 31, 1999 to 42 employees at the end of the third quarter, subsequently trimming its workforce to 27 by December 31, 2000. Finally, in the year ended December 31, 2000, the Company spent more than $150,000 in professional fees (accounting and legal) directly attributable to becoming a "reporting" entity with the SEC as a result of new guidelines established by the NASD. Depreciation and amortization for the year ended December 31, 2000 rose $1,015,565 or 114% to $2,000,635 as a result of amortization of goodwill associated with the Company's Livecode acquisition (May 1999) and the acquisition of the FlexRadio patent (October
1999), not present in the same period in the prior year. The Company recorded a goodwill and patent impairment charge of $1,485,935 and $1,019,818, respectively, and non-cash interest expense of $950,000 in year 2000, also not present in the prior year. Stock based compensation totaled $3,644,388 for the year ended December 31, 2000 as compared to $1,815,264 for the same period last year reflecting a conservation of cash resources by management and in order to attract and retain key personnel.

Year ended December 31, 1999 compared to the period from Inception (January 27,
1998) to December 31, 1998

For the year ended December 31, 1999, the Company's revenue increased $987,095 or 261% compared to the period from Inception (January 27, 1998) to December 31, 1998 due to sales from its UEP/MTV Pinnacle acquisition reflective of one year, whereas in the prior period, this division produced sales for only three months (from the date of acquisition, September 30, 1998 through December 31, 1998.) The date of inception is reported as January 27, 1998 (the incorporation date of DTR) rather than September 13, 1995 (the incorporation date of I.E.L.S.) because the consummation of the exchange agreement between DTR and I.E.L.S. was in effect a recapitalization of DTR, similar to a reverse acquisition of I.E.L.S. by DTR. Therefore, this annual report presents the financial statements of DTR. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer involved in the production of radio and television advertising. For the year ended December 31, 1999 and the period ended December 31, 1998, the Company generated gross revenues of approximately $777,000 and $233,000, respectively, from the production of radio and television media.

Operating and other expenses increased $3,282,381 or 169% from the prior period arising primarily from the increased level of operations, amortization of goodwill associated with the Company's acquisitions and the asset impairment charge of $74,000 related to property and equipment.

Liquidity and Sources of Capital

           Year 2000

During the year ended December 31, 2000, the Company's operations used approximately $3.78 million of cash. In order to fund its operating losses, the Company sold approximately 1.7 million shares of its common stock through private placements raising approximately $1.7 million. Additionally, the Company executed two convertible promissory notes for $500,000 and $550,000 with private parties in July, September and December, 2000. One of the promissory notes was increased by $100,000 on similar terms subsequent to year-end. Further, the Company paid approximately $2,304,858 of accounts payable, fees owed for consulting services, and employment contracts and salary bonuses by issuing 2,275,808 shares of common stock.

The Company's internally generated cash flow has not been sufficient to finance its operations. The cumulative losses of the Company continue to be financed through the private placement of common stock, the issuance of convertible promissory notes and through the increase in other current liabilities.

The Company has not been able to make timely payments to trade suppliers and other vendors; however, deferred payment terms are being negotiated with these vendors. In addition, the Company did not remit payroll taxes to the Internal Revenue Service ("IRS") for the period April 2000 through November 2000, resulting in an accrual for back payroll taxes in the amount of $378,000 as of December 31, 2000, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal agreement has been reached. On January 4, 2001 and March 20, 2001, the Internal Revenue Service filed federal tax liens against the assets of the Company totaling $349,990.

The ability of the Company to continue to satisfy its obligations depends in part on its ability to reach a profitable level of operations and secure both short and long-term financing for the development and expansion of its business. The Company is currently in negotiations with financial institutions and other private investors and lenders to provide additional funding through equity or debt financing to fund its business plan. Without short or long-term financing, in order to meet its current and future capital needs, the Company will continue to depend on cash receipts from sales of its software, fee revenue generated from its e-commerce website, proceeds from the sale of additional shares of common stock and proceeds from the issuance of convertible promissory notes. There can be no assurance, however, that the Company will be successful in obtaining any such additional financing through equity or debt financing.

           Year 1999

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements required by this report appear beginning at page F-1 as follows:

                                                                     Page
                                                                     ----


PARTS.COM, INC. AND SUBSIDIARY
(FORMERLY MIRACOM CORPORATION)

Independent Auditors' Reports                                        F-2

Consolidated Balance Sheets as of December 31, 2000                  F-4
         and 1999

Consolidated Statements of Operations for the Years Ended            F-6
         December 31, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the Years        F-7
         Ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended            F-8
         December 31, 2000 and 1999

Notes to Consolidated Financial Statements                           F-11

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of parts.com, Inc. and subsidiary
  Sanford, Florida

We have audited the accompanying consolidated balance sheet of parts.com, Inc. and subsidiary (the Company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has substantial losses since inception, has a working capital deficiency at December 31, 2000, is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, was in default of mortgage note obligations (see Notes 6 and 13), and is subject to federal tax liens (see Note
11), which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Orlando, Florida
April 13, 2001

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
parts.com, Inc. and Subsidiary
Sanford, Florida


We have audited the accompanying consolidated balance sheet of parts.com, Inc. and Subsidiary (the Company) as of December 31, 1999, and the related consolidated statements of operations and stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of parts.com, Inc. and Subsidiary as of December 31, 1999, and the consolidated results of it's operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1999, the Company incurred a net loss of approximately $4,996,000 and had negative cash flows from operations of approximately $1,412,000. In addition, a substantial portion of its assets are intangible; the ultimate realization of which is uncertain. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Moore Stephens Lovelace, P.A.
---------------------------------
Certified Public Accountants


Orlando, Florida
February 25, 2000

                         PARTS.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         December 31
                                                 ----------------------------
                                                      2000             1999
                                                 -----------      -----------


CURRENT ASSETS:

    Cash                                         $     8,683      $ 1,180,833
    Accounts receivable trade, net of
         allowance for doubtful accounts of
         $77,863 and $53,885, respectively            10,751           50,597
    Inventory                                             --           54,589
    Prepaid expenses                                  67,323           77,824
                                                 -----------      -----------
         Total Current Assets                         86,757        1,363,843
                                                 -----------      -----------

PROPERTY AND EQUIPMENT, net                          929,084          823,221

DEFERRED LOAN COSTS, net of
    accumulated amortization of
    $25,343 and $10,137 for 2000
    and 1999, respectively                           233,157          248,363

OTHER ASSETS, net                                    104,634          415,400

PATENT, net of accumulated amortization
    of $1,532,950 and $249,550 for 2000
    and 1999, respectively                         3,864,232        6,167,450

GOODWILL, net of accumulated amortization
    of $0 and $380,288, for
    2000 and 1999, respectively                           --        1,952,490
                                                 -----------      -----------
    Total Assets                                 $ 5,217,864      $10,970,767
                                                 ===========      ===========







          See Accompanying Notes to Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31
                                                 -----------------------------
                                                      2000             1999
                                                 ------------     ------------


CURRENT LIABILITIES:

    Accounts payable and accrued expenses        $    915,455     $    565,814
    Other current liabilities                         801,070          158,352
    Current portion of mortgage notes payable         381,562            1,428
    Current portion of capitalized leases                  --           10,113
    Convertible promissory notes                    1,050,000               --
    Notes payable - related party                      61,928               --
    Deferred revenue                                  513,108          586,000
                                                 ------------     ------------
         Total Current Liabilities                  3,723,123        1,321,707

LONG-TERM PORTION OF MORTGAGE NOTES PAYABLE            16,521          397,976
                                                 ------------     ------------
         Total Liabilities                          3,739,644        1,719,683
                                                 ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred Stock, $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                       --               --

    Common Stock, $.001 par value,
    50,000,000 shares authorized,
    27,785,599 and 23,051,206 shares
    issued and outstanding, respectively               27,786           23,051

    Additional paid-in capital                     22,567,458       16,090,049

    Accumulated deficit                           (20,623,965)      (6,862,016)

    Deferred stock-based employee
       compensation                                  (493,059)              --
                                                 ------------     ------------
         Total Stockholders' Equity                 1,478,220        9,251,084
                                                 ------------     ------------
         Total Liabilities and
               Stockholders' Equity              $  5,217,864     $ 10,970,767
                                                 ============     ============



          See Accompanying Notes to Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended        Year Ended
                                          December 31,      December 31,
                                              2000              1999
                                         ------------       ------------


NET SALES                                $    903,162       $  1,364,694

COST OF SALES                                 850,803          1,137,223
                                         ------------       ------------

         GROSS PROFIT                          52,359            227,471
                                         ------------       ------------

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES:

  Stock-Based Employee Compensation         3,005,605          1,180,028

  Stock-Based Consulting Fees                 638,783            635,236

  Other                                     4,733,093          2,380,179

  Amortization                              1,774,735            824,815

  Depreciation                                130,933             65,288

Interest, net (inclusive of noncash
 interest of $950,000 for 2000
 and $0 for 1999)                           1,025,406             64,133

Goodwill Impairment Charge                  1,485,935                 --

Patent Impairment Charge                    1,019,818                 --

Asset Impairment Charge                            --             74,000
                                         ------------       ------------

         TOTAL EXPENSES                    13,814,308          5,223,679
                                         ------------       ------------

NET LOSS                                 $(13,761,949)      $ (4,996,208)
                                         ============       ============
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                     $       (.57)      $       (.34)
                                         ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 24,128,345         14,513,144
                                         ============       ============







          See Accompanying Notes to Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                              Deferred
                                            Common Stock         Additional      Stock                       Stock-based
                                       --------------------      Paid-in       Subscription  Accumulated     Employee
                                       Shares        Amount      Capital        Receivable     Deficit      Compensation    Total
                                       ------        ------    -----------    -------------  ------------   ------------    -----

Balance - December 31, 1998          11,187,500   $  11,188   $  2,323,183   $  (17,000)   $ (1,865,808)   $      --   $    451,563

Issuance of common stock, for
   cash in private placements,
   net of $50,000 of common stock
   for offering costs                 2,810,153       2,810      2,431,214           --              --           --      2,434,024

Issuance of stock options to
   officers and directors                    --          --        253,000           --              --           --        253,000

Issuance of common stock to acquire
   LiveCode, Inc.                       600,000         600      1,501,200           --              --           --      1,501,800

Issuance of common stock
   to acquire FlexRadio, Inc.         6,200,000       6,200      6,410,800           --              --           --      6,417,000

Issuance of Common Stock
   for accounts payable, conversion
   of notes payable and services      2,253,553       2,253      3,170,652           --              --           --      3,172,905

Collection of stock subscription
   receivable                                --          --             --       17,000              --           --         17,000

Net loss for the period                      --          --             --           --      (4,996,208)          --     (4,996,208)
                                     ----------   ---------   ------------   ----------    ------------    ---------   ------------

Balance - December 31, 1999          23,051,206   $  23,051   $ 16,090,049   $       --    $ (6,862,016)   $      --   $  9.251,084

Issuance of stock options to
   Directors                                 --          --        206,326           --              --           --        206,326

Issuance of stock options for
   consulting services                       --          --         10,514           --              --           --         10,514

Issuance of common stock for cash
   in private placements, net of
   $66,840 in offering costs          1,709,585       1,710      1,692,373           --              --           --      1,694,083

Issuance of common stock to
   Directors                             60,000          60        719,040           --              --           --        719,100

Issuance of convertible debt with a
   beneficial conversion feature             --          --        950,000           --              --           --        950,000

Issuance of common stock for
   accounts payable and services      2,275,808       2,276      2,302,582           --              --           --      2,304,858

Stock granted for employee
   compensation                         689,000         689        596,574           --              --     (597,263)            --

Amortization of employee stock-
   based compensation                        --          --             --           --              --      104,204        104,204

Net loss for the period                      --          --             --           --     (13,761,949)          --    (13,761,949)
                                     ----------   ---------   ------------   ----------    ------------    ---------   ------------
Balance - December 31, 2000          27,785,599   $  27,786   $ 22,567,458   $       --    $(20,623,965)   $(493,059)  $  1,478,220
                                     ==========   =========   ============   ==========    ============    =========   ============













          See Accompanying Notes to Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended      Year Ended
                                                 December 31,    December 31,
                                                     2000            1999
                                                 ------------    ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net loss                                       $(13,761,949)   $ (4,996,208)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Goodwill impairment charge                   1,485,935              --
       Patent impairment charge                     1,019,818              --
       Amortization                                 1,774,735         824,815
       Depreciation                                   130,933          65,288
       Non-cash interest expense                      950,000              --
       Stock-based compensation                     3,644,388       1,815,264
       Asset impairment charge                             --          74,000
       Provision for doubtful accounts                 38,680          46,962

  Changes in operating assets and liabilities,
       net of acquisitions:
             Receivables                                1,166         (48,772)
             Inventory                                     --         (54,589)
             Prepaid expenses                          10,501          82,405
             Other assets                               1,806              --
             Deferred revenue                         (72,892)        388,500
             Accounts payable and accrued
                 expenses                             349,641         288,427
             Other current liabilities                642,718         101,418
                                                 ------------    ------------
  Net cash used in
       operating activities                        (3,784,520)     (1,412,490)
                                                 ------------    ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Payments for property and
       equipment                                     (182,207)       (561,025)
  Payments for other assets                                --         (30,078)
                                                 ------------    ------------
  Net cash used in
       investing activities                          (182,207)       (591,103)
                                                 ------------    ------------

                         PARTS.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



                                               Year Ended           Year Ended
                                              December 31,         December 31,
                                                  2000                 1999
                                             -------------       --------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Proceeds from issuance of
         convertible promissory notes           1,050,000              300,000
    Borrowing under mortgages
         payable                                       --              400,500
    Repayments of mortgages payable                (1,321)              (1,096)
    Repayments of other liabilities                    --              (24,250)
    Proceeds from notes payable                   228,528                   --
    Repayments of bank note payable                    --              (37,788)
    Repayment of notes payable                   (166,600)                  --
    Repayments of capitalized leases              (10,113)             (19,473)
    Proceeds from issuance of
         common stock                           1,760,923            2,501,024
    Payments for offering costs                   (66,840)                  --
                                              -----------          -----------
    Net cash provided by
         financing activities                   2,794,577            3,118,917
                                              -----------          -----------

(DECREASE) INCREASE IN CASH                    (1,172,150)           1,115,324

CASH, AT BEGINNING OF YEAR                      1,180,833               65,509
                                              -----------          -----------

CASH, AT END OF YEAR                          $     8,683          $ 1,180,833
                                              ===========          ===========
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

    Cash paid during the period for
         interest                             $    61,519          $    62,737
                                              ===========          ===========

SUPPLEMENTAL SCHEDULE OF NON
CASH INVESTING & FINANCING
ACTIVITIES:



    Year Ended December 31, 2000:

    Issuance of 2,660,000 shares of common stock in connection with employment contracts and employee bonuses, in the aggregate amount of $2,562,311.

    Issuance of 294,808 shares of common stock in payment of $274,560 of consulting fees.

    Issuance of 10,000 shares for advertising costs valued at $65,250.

    Reclassification of inventory to property and equipment in the amount of $54,589.

                         PARTS.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


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



          See Accompanying Notes to Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

               ORGANIZATION - Parts.com, Inc. and its subsidiary (the "Company") is a provider of Internet-based business and online buying solutions. The Company was incorporated in Nevada on September 13, 1995, under the name I.E.L.S., Inc., which had no revenue and insignificant expenses, assets and liabilities and whose common stock was traded on the OTC Bulletin Board.

               Parts.com is a business-to-business electronic commerce software and parts procurement platform provider. The Company's e-procurement solutions enable corporations to use electronic automation to streamline business transactions and reduce costs. The Company's line of cost-effective, scalable, Web-based business-to-business and business-to-consumer sales and procurement software fits the needs of any parts business serving any vertical industry. In addition to automating existing relationships between buyers and sellers, parts.com also provides a marketplace where buyers and sellers can conduct transactions electronically. While the Company has two principal divisions, "parts.com" and "ReallyKnow.com," it has chosen to focus its resources on "parts.com" as the latter division is still in an early marketing stage.

               Effective September 8, 1998, the Company acquired 100% of the outstanding common stock of Direct Touch Research, Inc. ("DTR") a closely held corporation that had no revenue and insignificant expenses, assets and liabilities, in exchange for 5,542,000 shares of the Company's common stock. As a result of this transaction DTR stockholders became owners of approximately 61% of the Company's then outstanding common stock and assumed 100% control of the Company's Board of Directors. For accounting purposes, the acquisition has been treated as a recapitalization of DTR with DTR as the acquirer (reverse acquisition) with no goodwill. Accordingly, the historical financial statements prior to September 1998 are those of DTR. DTR was incorporated on January 27, 1998. In connection with the reverse acquisition, the Company issued 987,000 shares of Common Stock in payment of consulting services in the amount of $444,150. The shares were valued at $.45 per share, which represents a 10% discount from market on the date of the reverse acquisition. Market price for the Company's Common Stock was determined based upon private sales to unrelated parties, since no active trading market existed at that time. In connection with the DTR transaction, stockholders of I.E.L.S., Inc. agreed to return 1,610,000 restricted shares of Common Stock for cancellation.

               GOING CONCERN - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has sustained recurring losses from operations that to date, total $20,623,965. The Company used $3,784,520 and $1,412,490 of cash in operations for the years ended December 31, 2000 and 1999, respectively and anticipates additional cash needs in 2001. At December 31, 2000, the Company had a working capital deficiency of $3,636,366 and cash of $8,683. The Company also has undeposited payroll taxes to the Internal Revenue Service ("IRS") for the period April 2000 through November 2000, resulting in an accrual for back payroll taxes in the amount of approximately $378,000 as of December 31, 2000, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached (See Note 11). Due to cash deficiencies, the Company has also been unable to pay certain members of senior management their regular salaries when due, which has resulted in an accrual for back salaries of approximately $84,000 as of December 31, 2000. The Company was also in default of mortgage note obligations encumbering its principal offices as of December 31, 2000 (see Notes 6 and 13). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of an aggressive marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to our stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

                  ACQUISITIONS - On May 28, 1999, the Company acquired all of the assets and business operations and assumed all of the outstanding liabilities of LiveCode, Inc. ("LiveCode") a closely held corporation in exchange for 600,000 shares of the Company's Common Stock and a promissory note in the original principal amount of $20,000. LiveCode was engaged in the business of software development and from its inception through May 28, 1999, its major source of operating revenues was from services performed under one contract for United Equity Partners, Inc. ("UEP"). The purchase price of $1,521,800 was determined by valuing the 600,000 shares of the Company's common stock at $2.50 per share, which represents a 10% discount from market, based upon the average of the high and low trading prices on the OTC Bulletin Board on May 28, 1999, plus the promissory note of $20,000.

                  Approximately $47,000 was distributed to the LiveCode stockholders as of the effective date of the acquisition. Subsequent to the acquisition, the operations of LiveCode were merged into the Company. The excess of the purchase price over the fair value of the net assets acquired was $1,521,800 and was to be amortized on a straight line basis over 5 years beginning June 1, 1999. In fourth quarter 2000, the Company recorded a $1,039,897 impairment charge to eliminate goodwill related to this acquisition (see note 12).

                  On September 30, 1999, the promissory note was repaid by the issuance of 40,000 shares of the Company's Common Stock.

                  On October 21, 1999, parts.com, Inc. acquired all of the outstanding common stock of FlexRadio, Inc. ("Flex") for 6,200,000 shares of the common stock of parts.com, Inc. The majority stockholders of Flex were also stockholders, directors and officers of parts.com, Inc. Under the terms of the purchase, parts.com, Inc. obtained the rights to Flex's provisional patent application (its sole asset) for a radio frequency detection and reporting service for providing real time research. From its

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

         inception through October 21, 1999, Flex had no significant operations. Flex will be able to improve current methods of monitoring consumers radio listening habits which to this date, utilizes paper, telephone and limited electronic surveys to quantify and tabulate data for the advertising industry. Flex intends to provide improved customer service by assisting clients in making advertising/media decisions which best fit their needs.

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

                  Due to the uncertainty surrounding the ultimate development of the technology supported by the Flex patent, an independent valuation of the patent was again performed effective for the fourth quarter of 2000. The valuation was based on the income approach, which generally uses discounted, projected free cash flows to determine the present value of the asset. As a result of such valuation, a patent impairment loss in the amount of $1,019,818 was recognized in the fourth quarter of 2000.

                  The above acquisitions were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues, costs or expenses related to these acquisitions prior to their respective closing dates.

                  Following are the Company's unaudited pro-forma results for the year ended December 31, 1999, assuming the business combinations described above occurred on January 1, 1999:


                                         Year Ended December 31, 1999, Unaudited
                         ------------------------------------------------------------------------
                                                                       Pro-Forma          Pro
                            Parts        LiveCode(D)        Flex(E)    Adjustments        Forma
                         ------------    -----------     ---------    -----------     -----------
Revenues                 $  1,364,694    $   161,450     $      --     $(161,450)(A)  $ 1,364,694
                                                                         161,450 (A)
                                                                        (126,817)(B)

Costs and expenses         (6,360,902)       (92,586)       (7,926)     (784,336)(C)   (7,211,117)
                         ------------    -----------     ---------    -----------     -----------
Net (loss) income        $ (4,996,208)   $    68,864     $  (7,926)   $  (911,153)    $(5,846,423)
                         ============    ===========     =========    ===========     ===========
Basic and dilutive
  net loss per common
  share                                                                               $      (.32)
                                                                                      -----------
Weighted average
  common shares                                                                        18,236,684
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

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

         These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the business combinations been in effect on January 1, 1999, or of future results of operations.

               PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of parts.com, Inc. and its wholly-owned subsidiary Flex. All significant intercompany transactions and balances have been eliminated for all periods presented.

               USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

               REVENUE AND EXPENSE RECOGNITION - Revenues are generally recognized when the service has been performed and related costs and expenses are recognized when incurred. Contracts for the development of software that extend over more than one reporting period are accounted for using the percentage-of-completion method of accounting. Revenue recognized at the financial statement date under these contracts is that portion of the total contract price that costs expanded to date bears to the total anticipated final cost, based on current estimates of cost to complete. Revisions in total costs and earnings estimates during the course of the contract are reflected in the accounting period in which the circumstances necessitating the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. Costs attributable to contract disputes are carried in the accompanying consolidated balance sheet only when realization is probable. Amounts received on contracts in progress in excess of the revenue earned, based upon the percent of completion method, are recorded as deferred revenue and the related costs and expenses incurred are recorded as deferred costs. For the year ended December 31, 1999, the Company performed services under one significant software development contract which was completed during the quarter ended March 31, 1999.

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

               The Company charges annual territory fees to customers based upon each level of distribution and vehicle line that the customer purchases. Initially, annual fees were to be amortized into income over a period not to exceed 12 months commencing with the date the customer begins fulfilling parts orders for the web site. Effective October 2000, the Company extended the customer contracts through December 31, 2001. As a result of the change, fees are now amortized into income over a total of 21 months. Unamortized fees are recorded as deferred revenue. Sales commissions associated with annual territory fees are recorded as prepaid expenses and are charged against income as the revenue is recognized.

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

                   The e-commerce web site became operational on January 23, 2000. During the years ended December 31, 2000, the Company recognized approximately $8,000 from e-commerce transactions.

                   The ReallyKnow.com division was formed in 1999 for the purpose of offering real-time data gathering through patent-pending technologies, but currently has no significant operations. ReallyKnow.com revenues and all costs and expenses related to sales of Kiosks will be recognized at the time the products are delivered. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's advertising activities in the e-commerce sector, the Company is no longer involved in the production of radio and television advertising. For the years ended December 31, 2000 and 1999, the Company generated gross revenues of approximately $20,000 and $780,000, respectively, from the production of radio and television media.

                   FAIR VALUE OF FINANCIAL INSTRUMENTS - Cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are reflected in the consolidated balance sheets at fair value because of the short-term maturity of these instruments. The carrying value of capitalized lease obligations approximate their fair value. The fair value of mortgage notes payable and other debt are based upon the present value of future cash flows discounted at estimated current borrowing rates available to the Company for each type of debt instrument.

                   CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Cash is held in banks and other financial institutions and at times may exceed federally insured limits. The Company has not incurred any losses on its cash deposits and it does not believe it is exposed to any significant credit risk. Concentrations of credit risk with respect to trade receivables, in the opinion of management, are limited due to the lack of concentration of large balances due from any one customer.

                   PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets. Building and related improvements are depreciated over 25 years and furniture and fixtures and computers and related equipment are depreciated over three to five years.

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

                   DEFERRED LOAN COSTS - Deferred loan costs in connection with the acquisition of the mortgage financing to purchase the Company's office building are being amortized on a straight line basis, which approximates the effective interest method, over the 17 year term of the loan, commencing in May 1999.

                   OTHER ASSETS - Deferred consulting fees included in other assets are being amortized over the terms of the related consulting Internet domain names is being amortized over a period of five years commencing with the activation of the website in January 2000.

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

               PATENT - Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful life of the asset of five years. Patent amortization expense for the years ended December 31, 2000 and 1999 was $1,283,400 and $249,550, respectively.

               GOODWILL - Goodwill, is amortized on the straight-line method over three years. Amortization expense for the years ended December 31, 2000 and 1999 was $466,555 and $339,739, respectively.

               IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate the carrying value of a long-lived asset, including associated intangible assets, may be impaired, an evaluation of recoverability is performed by comparing the estimated undiscounted future cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. As a result of such analysis, the Company recognized a loss on impairment of goodwill (see Note 12) and the patent (see "ACQUISITIONS") of $1,485,935 and $1,019,818, respectively, for the year ended December 31, 2000, and a loss on impairment of land, building and improvements (see Note 4) of $74,000 for the year ended December 31, 1999.

               INCOME TAXES - The Company accounts for income taxes under the Liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement carrying value and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit.

               SEGMENT INFORMATION - The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The Company operates in one segment, which provides a business-to-business electronic commerce software and parts procurement platform. Since the Company operates in one segment, all financial segment information required by SFAS 131 can be found in the consolidated financial statements.


               NET LOSS PER SHARE OF COMMON STOCK - The basic and diluted net loss per common share in the accompanying consolidated statements of operations are based upon the net loss divided by the weighted average number of shares outstanding during the periods presented.

                  For the year ended December 31, 2000 and 1999, the Company had securities that could potentially dilute earnings per share in the future but were excluded from the computation of diluted net loss per share in the periods presented since their affect would have been anti-dilutive. The potential number of common shares into which these outstanding securities are convertible are as follows:

                                                             YEAR ENDED
                                                             DECEMBER 31,
                                                         ------------------
                                                         2000          1999
                                                         ----          ----
         Outstanding options                            406,000       790,000
         Convertible promissory notes                 3,055,556            --
                                                      ---------       -------
         Total                                        3,461,556       790,000
                                                      =========       =======

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

               Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

               RECENT PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

         standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001 and has concluded the adoption of SFAS 133 will not have any impact on the financial position, results of operations or cash flows of the Company.

                  RECLASSIFICATIONS - Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

2.       MERCHANT ACCOUNT:

                  The Company maintains a merchant account for the electronic processing of its transactions with a credit card processor. Pursuant to the terms of the account, the Company was required to maintain a deposit of $100,000 with the credit card processor. In June 2000, the credit card processing company returned the deposit to the Company in full.

3.       PREPAID EXPENSES:

                  In February 2000, the Company, entered into an agreement with M&M/Mars Incorporated to be an associate sponsor of a NASCAR Winston Cup race car for the entire NASCAR season from February 17, 2000 through November 19, 2000. The Company made an initial payment of $200,000 and was committed to make an additional payment of $200,000 in May 2000. The Company was also obligated to issue 34,000 shares of Common Stock, valued at $550,800, to Mars Incorporated. Initially, the Company recorded a $950,800 prepaid expense composed of the $200,000 payment to M&M/Mars, the value of the common stock issuable to M&M/Mars and the additional $200,000 payment. It also recorded a $200,000 accrual for the second $200,000 payment due in May. These costs were to have been amortized over the 2000 NASCAR season. On May 24, 2000, the Company terminated its relationship with M&M/Mars. As a result of the cancellation of the agreement, the Company terminated the pending share issuance; reduced prepaid expenses by $719,500; reduced accrued expenses by $200,000 and reduced stockholders' equity by $550,800.

4.       PROPERTY AND EQUIPMENT:

               A summary of property and equipment at December 31, 2000 and December 31, 1999 is as follows:

                                           December 31,         December 31,
                                               2000                 1999
                                           -----------          -----------
Land, building and improvements            $   600,966          $   600,966
Furniture and fixtures                          22,855               22,855
Assets acquired under capitalized
      leases                                    60,483               60,483
Software                                       146,053                   --
Computers and related equipment                355,943              265,201
                                           -----------          -----------
                                             1,186,300              949,505
Less: accumulated depreciation and
      amortization                            (257,216)            (126,284)
                                           -----------          -----------
                                           $   929,084          $   823,221
                                           ===========          ===========
Depreciation and amortization
      expense                              $   130,933          $    65,288
                                           ===========          ===========
Depreciation and amortization
      of assets acquired under
      capitalized leases                   $    12,097          $    12,097
                                           ===========          ===========

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

               Assets acquired under capitalized leases consist primarily of computers and related equipment.

               The carrying value of land, building and improvements at December 31, 1999, was reduced by $74,000, which amount represents the excess of the purchase price of the property over its appraised value at the date of purchase. The amount has been included in asset impairment charge. The property was purchased from Stonestreet Investments, Inc., which is owned by four directors and one key employee of the Company who are also major stockholders of the Company. The Company's property and equipment are encumbered by convertible promissory notes and a federal tax lien (see Notes 6 and 8).

5.       OTHER ASSETS:

               Other assets at December 31, 2000 and December 31, 1999 are as follows:

                                        December 31,        December 31,
                                           2000                 1999
                                       -----------          -----------
Deferred consulting fees               $   940,929          $   588,064
Internet domain                             47,870               47,870
Deposits                                    13,186               14,992
                                       -----------          -----------
                                         1,001,985              650,926
Less: accumulated amortization            (897,351)            (235,526)
                                       -----------          -----------
                                       $   104,634          $   415,400
                                       ===========          ===========
Amortization expense                   $   661,825          $   235,526
                                       ===========          ===========


6.       NOTES AND MORTGAGE NOTES PAYABLE:

               CONVERTIBLE PROMISSORY NOTES -

                   On July 20, 2000, the Company executed a Convertible Promissory Note (the "Note") with an individual for up to a principal amount of $500,000. The Note bears interest at 10% per annum and is due and payable in a single balloon payment of principal and interest on July 20, 2001. The Note, including accrued interest may be prepaid in full prior to maturity, without penalty. The Note is collateralized by the Company's real property located in Sanford, Florida, and the Company's Uniform Resource Locator ("URL"), "parts.com," and is subordinate to $380,000 of existing indebtedness applicable to such property. As of December 31, 2000, the holder of the Note had advanced $500,000 to the Company under the Note.

                   Provided the Note has not been prepaid prior to maturity, the holder may convert the principal balance plus any accrued interest, before or at the scheduled maturity date of the Note into shares of the Company's common stock at a conversion price of the lower of $.36 per share or 80% of the 5-day average closing bid price prior to the conversion date.

                   On September 1, 2000, the Company executed a $250,000 unsecured Convertible Promissory Note with an individual. The note bore interest at 10% per annum and was due and payable in a single balloon payment of principal and interest on September 1, 2001. The note, including accrued interest could have been prepaid in full prior to maturity, without

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

         penalty. Provided the note has not been prepaid prior to maturity, the holder could have converted the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's common stock at a conversion price of $.375 per share.

               In December 2000, the Company revised the terms of the $250,000 note and the holder advanced an additional $300,000 under a new note. The outstanding principal under the replacement note ($550,000) plus interest at 10% is due and payable December 31, 2001. The note is collateralized by the Company's URL "parts.com" and the source code for the Company's TradeMotion Software only to the extent of the indebtedness under the note. The Company has the right to prepay the entire principal under the note and in the event that the Company prepays $300,000 in principal, the holder loses all collateral rights and the remaining $250,000 in principal becomes unsecured. The holder may convert the $300,000 in additional principal plus interest into common stock at a conversion price of $.30 per share. The previously funded $250,000 remains convertible into common stock at $.375 per share. In January and March 2001, the holder advanced the Company an additional $200,000 and executed addendums to the note with the same terms as above, except that the additional $200,000 is convertible into common stock at the price of $.20 per share. Since the $200,000 advance under the note was convertible at any time, the Company will record a debt discount of $200,000 as non-cash interest expense in first quarter 2001. Also, as an inducement to fund the additional $200,000, the holder received a 90-day option to acquire 500,000 shares of the Company's stock at $.20 per share.

               Due to the fair value of the beneficial conversion feature associated with the notes issued in 2000, the Company recorded a debt discount as non-cash interest expense in the amount of $950,000 for the year ended December 31, 2000 (see Note 9).

               During the year ended December 31, 1999, the Company issued convertible promissory notes in the original principal amount of $300,000. The notes bore interest at rates ranging from 9% to 10% and were payable in full, including accrued interest one year from their date of issuance. The holders also had the option to convert the notes plus accrued interest into shares of common stock at a conversion price of $.50 per share. The conversion price was based on recent private placement transactions. In December 1999, the holders converted the notes plus all accrued interest into 609,776 shares of common stock.

               MORTGAGE NOTES PAYABLE - The Company's real property is subject to the following mortgages at December 31, 2000:

First mortgage note, with interest at 15% per annum, interest payable monthly in the amount of $4,375, principal and unpaid
    interest payable on May 31, 2016                                           $350,000

Second mortgage note, with interest at 15% per annum, interest payable monthly in the amount of $375, principal and unpaid interest
    payable on May 31, 2016                                                      30,000

Other, with interest at 9% per annum, payable in monthly installments of principal and interest of $260, final balloon payment of $12,769
    due January 2004                                                             18,083
                                                                               --------
                                                                                398,083
         Less current portion                                                   381,562
                                                                               --------
         Long-term portion                                                     $ 16,521
                                                                               ========

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

                   The first and second mortgages are also collateralized by a pledge of 100,000 shares of the Company's common stock owned by four officers of the Company, and by the conditional guarantee of the President of the Company.

                   At December 31, 2000, the Company was delinquent on monthly payments under the first and second mortgage notes dating back to October 2000. The Company had received a notice of demand from the lender indicating that if the entire amount owed were not paid within 30 days, the lender would begin foreclosure proceedings. As a result of the delinquency, the mortgages are classified as current at December 31, 2000 (See Note 13).

                   As of December 31, 2000, the net book value of the real property collateralizing the above mortgages was approximately $576,000.

                   DEBT MATURITIES - Debt maturities subsequent to December 31, 2000, are as follows:

                  Year Ending
                  December 31,                                   Amount
               -----------------                               -----------

                        2001                                   $  381,562
                        2002                                        1,708
                        2003                                        1,869
                        2004                                       12,944
                        2005                                           --
                       Thereafter                                      --
                                                                ---------
                             Total                              $ 398,083
                                                                =========


7.       CAPITALIZED LEASES:

                   Prior to December 31, 2000, the Company leased certain equipment under capital lease arrangements. There are no future minimum lease payments under these agreements at December 31, 2000 as the Company liquidated the balances due under the capitalized leases in January 2000. At December 31, 1999, the present value of minimum lease payments was classified as a current liability in the accompanying consolidated balance sheet.

8.       INCOME TAXES:

                   The difference between the Company's effective income tax rate and the federal statutory rate at December 31, 2000, and December 31, 1999, is reconciled below:

                                                         2000          1999
                                                          ---           ---
                  Federal benefit expected                (34)%         (34)%
                  State taxes                              (4)           (4)
                  Permanent items                          11             3
                  Increase in valuation allowance          27            35
                                                          ---           ---
                                                          0.0%          0.0%
                                                          ===           ===

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

               Significant components of the Company's deferred tax assets and liabilities at December 31, 2000, and December 31, 1999, are approximately as follows:

                                               2000                 1999
                                           -----------          -----------

         Deferred Tax Assets

         Net operating losses              $ 3,912,000          $ 1,814,000
         Noncash interest expense              375,000                   --
         Allowance for bad debts                31,000                   --
         Stock-based compensation            1,580,000              365,000
         Deferred income                       203,000              220,000
         Other                                  66,000               28,000
                                           -----------          -----------
              Gross deferred tax asset       6,167,000            2,427,000
         Less valuation allowance           (6,167,000)          (2,427,000)
                                           -----------          -----------
              Deferred tax asset           $        --          $        --
                                           ===========          ===========

               There were no deferred tax liabilities as of December 31, 2000, and December 31, 1999.

               As of December 31, 2000, the Company had estimated net operating loss carryforwards of approximately $9,904,000 available to offset future taxable income. The net operating loss carryforwards expire through the year 2020. Under U.S. federal tax law, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

9.       STOCKHOLDERS' EQUITY:

               On November 12, 1999, the Company amended its articles of Incorporation to grant the Board of Directors of the Company the authority to issue up to 10,000,000 shares of preferred Stock, par value $.001 per share, and to determine the price, rights, preferences, privileges, and restrictions, including voting rights of these shares without further vote or action by stockholders.

               For the year ended December 31, 2000, employees, officers and directors of the Company were issued options to purchase a total of 1,047,000 shares of the Company's common stock at exercise prices ranging from $1.15 to $20.00 per share. In December 2000, employees, officers and directors of the Company voluntarily cancelled and retired 1,431,000 stock options in exchange for the same number of underlying shares. As a result, 296,000 stock options issued during year 2000 were still outstanding at December 31, 2000. For the year ended December 31, 1999, officers, directors and a key employee of the Company were issued options to purchase 790,000 shares of the Company's common stock.

               Had compensation cost for the Company's issuances of stock options during the years ended December 31, 2000 and 1999 been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's 2000 and 1999 net loss and loss per share would have been increased to the pro forma amounts indicated below:

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                       December 31,
                                             ---------------------------------
                                                    2000               1999
                                             --------------      -------------

         Net loss as - reported              $ (13,761,949)      $ (4,996,208)
         Proforma net loss                   $ (15,303,601)      $ (7,034,925)
         Basic and diluted Net loss
           per common share - as reported    $        (.57)      $       (.34)
         Basic and diluted Net loss
           Per common share - proforma       $        (.63)      $       (.48)

               The Company utilizes the Black-Scholes option pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the years ended December 31, 2000 and 1999: dividends yield of 0%; expected average annual volatility of 133.86%; average annual risk-free interest rate of 6%; and expected terms averaging approximately three years.

               The Company's stock option plan provides for the granting of either incentive stock options or non-qualified stock options to key employees and non-employee members of the Company's Board of Directors for up to a maximum of 1,650,000 shares of common stock. Options outstanding at December 31, 2000 consist of 110,000 non-qualified options and 296,000 incentive options with contractual lives expiring from March 2003 to February 2009. Options outstanding at December 31, 1999 consisted of 550,000 non-qualified options and 240,000 incentive options. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 33% and no options are exercisable after ten years from date of grant.

               There were no stock options outstanding prior to February 12, 1999.

               The following table summarizes stock option activity for the years ended December 31, 2000 and 1999:


                                                                                       Weighted
                                                                      Exercise          Average
                                                     Shares          Price Range      Exercise Price
                                                   ----------        -----------     ---------------


          Outstanding as of December 31, 1998              --                 --      $         --
               Granted                                790,000        $1.50-$3.00              2.58
               Exercised                                   --           --    --                --
               Forfeited/Retired                           --           --    --                --
                                                   ----------       ------------      ------------

          Outstanding as of December 31, 1999         790,000        $1.50-$3.00              2.58
             Granted                                1,047,000         1.15-20.00              6.50
             Exercised                                     --           --    --                --
             Forfeited/Retired                     (1,431,000)        1.15-20.00              4.56
                                                   ----------       ------------      ------------
         Outstanding as of December 31, 2000          406,000         1.50-15.25              5.71
                                                   ==========       ============      ============



                                          OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                          -------------------       -----------------------
                                                     WEIGHTED                     WEIGHTED
                                                      AVERAGE                     AVERAGE
                                         REMAINING   EXERCISE                     EXERCISE
          PRICE RANGE       NUMBER         LIFE       PRICE          NUMBER       PRICE
          -----------       ------       ---------   --------       --------       -----

         $1.50 - $ 3.00     251,000      5.1 years    $ 2.36          251,000     $ 2.36
          9.00 -  15.25     155,000      2.3 years     11.14          155,000      11.14


                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

               The outstanding options expire at various dates through February 2009. At December 31, 2000, a total of 406,000 were exercisable, with a weighted average exercise price of $5.71. The weighted average remaining contractual life of options at December 31, 2000 with exercise prices ranging from $1.50 to $15.25 is 4.0 years. The weighted average fair value of the options issued for the years ended December 31, 2000 and 1999 was $5.19 and $2.70.

               The weighted average exercise prices and fair values of options whose exercise price is greater than, equals, or is less than, the market price on the grant date are as follows for the years ended December 31:

                                           2000                 1999
                                   -------------------   -------------------
                                    EXERCISE    FAIR      EXERCISE    FAIR
                                     PRICE      VALUE      PRICE      VALUE
                                   --------    -------   --------    -------
         OPTIONS ISSUED:

         Greater than market price   $  --      $  --      $1.75      $0.97
         Equal market price          $6.50      $5.19      $1.50      $1.16
         Less than market price      $  --      $  --      $3.00      $3.42




               At December 31, 2000, a total of 1,244,000 shares of the Company's common stock were available for future grants of stock options and warrants.

               During the year ended December 31, 2000, the Company issued 1,709,585 shares of common stock, in private placements at per share prices ranging from $.25 to $4 per share and received net cash proceeds of $1,694,083. During the year ended December 31, 1999, the Company issued 2,810,153 shares of common stock, in private placements at per share prices ranging from $.50 to $1.50, and received net cash proceeds of $2,434,024.

               During the years ended December 31, 2000 and 1999, the Company issued 2,275,808 and 2,253,553 shares of common stock, respectively, in payment of accounts payable, conversion of notes payable and services related to consulting and employment contracts. Except for the December 2000 issuance of shares to a consultant who is also a related party (see below), all shares issued to liquidate recorded liabilities were valued based upon the amount of the recorded liability satisfied and all other shares issued were valued at a 10% discount to market for shares issued for services rendered or goods received and were recorded as an asset or charged to expense based upon the nature of the transaction. Of the shares issued in the year ended December 31, 2000 included in the amount above, 384,000 relate to the voluntary cancellation and retiring of stock options by employees in exchange for the same number of underlying shares. Such options were added back to the option pool at December 31, 2000. Certain of the above shares were treated as deferred compensation and are subject to one and two-year vesting requirements.

                   During the year ended December 31, 2000, the Company recorded $597,263 in deferred compensation representing 90% of the fair market value of common stock issued to employees with vesting periods of one to two years. Such amount has been presented as a reduction to stockholders' equity and is being amortized over the applicable vesting period. The Company amortized $104,203 of this deferred compensation during the year ended December 31, 2000.

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

               In July, September and December, 2000, the Company entered into two convertible promissory notes with individuals. The notes contained a nondetachable beneficial conversion feature that allowed the individuals to convert the notes and accrued interest thereon into the Company's common stock at conversion prices of $.30, $.375 per share and the lower of $.36 per share or 80% of the 5-day average closing bid price prior to the conversion date. The fair value of the beneficial conversion feature exceeded the value of the notes. Since the notes were convertible at any time, the Company recorded debt discount of $950,000 as "non-cash" interest expense upon issuance of the notes and correspondingly charged additional paid-in capital.


10.        RELATED PARTY TRANSACTIONS:

               During the year ended December 31, 2000, the Company issued a total of 980,000 shares of common stock to officers and directors and a key employee in payment of bonuses, at per share prices ranging from $.39375 to $9.90 for an aggregate of $1,146,375 in stock-based employee compensation expense. These shares are subject to "lock-up" documents executed by the officers, directors and key employee, whereby such shares cannot be sold for a minimum time period. In addition, the shares are also subject to "leakout" agreements signed by these same individuals that provide for restriction on the sale of these shares according to maximum specified monthly amounts over a two-year period.

               During the year ended December 31, 2000, the Company issued a total of 1,264,000 shares of common stock to officers and directors, a key employee, and other employees valued at $679,373, of which, $404,576 was immediately charged or amortized to stock-based employee compensation expense in exchange for the cancellation and retiring of stock options for the same number of underlying shares. These shares are subject to "lock-up" documents executed by the officers, directors and key employee, whereby such shares cannot be sold for a minimum time period. In addition, the shares are also subject to "leakout" agreements signed by these same individuals that provide for restriction on the sale of these shares according to maximum specified monthly amounts over a two-year period.

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

               In August 2000, Select Media Ltd. loaned the Company $2,500, payable on demand and bearing interest at 8%. The Company repaid the loan with $9 interest in September 2000.

               In August 2000, New Era, Inc., owned by an individual who indirectly owns more than 10% of the common stock of the Company, loaned the Company $45,000, payable on demand and bearing interest at 8%. The Company repaid the loan with $170 interest in September 2000.

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

               From October to November 2000, New Era, Inc. loaned the Company $47,428, payable on demand and bearing interest at 8%. The Company repaid $40,500 worth of principal under the loans from October through December 2000. At December 31, 2000, the Company owed New Era, Inc. $6,928; this amount has been included in "Notes payable - related party." In January 2001, New Era, Inc. loaned the Company $50,000, payable on demand and bearing interest at 13%. The Company repaid $34,000 in principal against this loan in February 2001. In February and March 2001, New Era,Inc. loaned the Company $30,000, payable on demand and bearing interest at 8%.

               In November 2000, Select Media Ltd. loaned the Company $55,000, payable on demand and bearing interest at 8%. At December 31, 2000 this amount has been included in "Notes payable - related party." In January 2001, Select Media Ltd. loaned the Company $20,000, payable on demand and bearing interest at 8%. The Company repaid the $20,000 in principal only in January 2001.

               In December 2000, the Company liquidated $38,769 of amounts due for consulting fees to George Demakos, a related party who indirectly owns more than 10% of the common stock of the Company, by issuance of 242,308 shares of common stock. At the time of the issuance, the Company's stock had a fair value of $.39 per share, thus, the Company recognized stock-based consulting expense in the amount of $56,640 for the bargain purchase price element.

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

               During the year ended December 31, 1999, the Company issued a total of 425,000 shares of common stock to officers and directors and a key employee for bonus. The imputed per share price for the bonus was $1.74 based on a per-share closing price of $1.9375. Compensation of $741,094 was recorded for the transaction.

11.      COMMITMENTS AND CONTINGENCIES:


               On January 4, 2001 and March 20, 2001, the Internal Revenue Service filed federal tax liens against the assets of the Company totaling $349,990 for undeposited payroll taxes for the period April 2000 through November 2000. At December 31, 2000 the Company's unpaid payroll taxes amounted to $300,939 and are included in "Other current liabilities." The Company has

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

         recorded an accrual of $78,000 at December 31, 2000 for penalties and interest related to these taxes. The amount is also included in "Other current liabilities."

               The Company leased office space from an unrelated third party through mid-August 1999. Total rental expense was $36,885 for the year ended December 31, 1999.

               The Company has entered into employment agreements with certain officers and key employees which provide for annual base salaries aggregating $501,000. The agreements range from fourteen months to three years. Certain of the agreements provide for automatic one-year and three- year extensions of the term on the annual anniversary date of the agreement. Each agreement provides that the officer or key employee is entitled to participate in all employment benefit programs generally available to company employees, including health care and disability plans, stock option plans and any retirement plan.

12.      GOODWILL IMPAIRMENT CHARGE:

               In November 2000, David Lampert, Senior Vice President of Software Development, a member of the board of directors and former principal of LiveCode, Inc. left the Company. Due to weaker than anticipated revenue growth from LiveCode, Inc. coupled with Mr. Lampert's departure, the Company determined that goodwill related to the LiveCode acquisition was fully impaired. And, in conformity with Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," a $1,039,897 impairment charge related to LiveCode's goodwill was recorded in the fourth quarter. In addition, due to 2000's operating loss and negative cash flow from operations, combined with a history of operating losses and negative cash flow from operations, the Company determined in the fourth quarter of 2000, that goodwill related to the September 30, 1998 MTV Pinnacle Advertising Group, Inc. ("MTV") and United Equity Partners, Inc. ("UEP") acquisitions was fully impaired. Accordingly, $446,038 impairment charge related to MTV and UEP's goodwill was recorded in the fourth quarter.

13.      SUBSEQUENT EVENTS:

               The Company entered into an agreement in March 2001 with its mortgage lender which provides for the deferral of pursuing any remedies available under the mortgage notes payable agreements until after May 18, 2001 in exchange for the transfer of 100,000 total officers' and directors' personal shares which were pledged as collateral for the notes.

               In March, 2001, the Company entered into new employment agreements with three of its executives and settlement agreements with two other executives. These agreements generally provided for the (1) settlement of breaches of their original employment agreements (2) the payment of back salary due to these individuals (see Note 1), and (3) the commitment of the company to pay a lump sum amount ranging from $50,000 to $100,000, per employee, only in the event the Company does not adhere to the terms of the new employment agreements.

               Pursuant to the terms of the new employment agreements and the settlement agreements, the Company agreed to pay the employees cash in the total amount of $42,000, and issue a total of 1,161,858 shares of common stock valued at $315,909. Total value assigned to the stock was based on the market value on the date of the new employment agreements and settlement agreements, less a 10% discount.

               Of the total consideration paid or payable in the amount of $357,909 to these employees, $244,419 related to settlement of the contracts breached or for salaries earned in year 2000. Accordingly, this amount was accrued as an expense for the year ended December 31, 2000 and is included in "Other current liabilities." The remaining consideration paid or payable and valued at $113,490, was related to salaries earned in the first quarter of 2001 and will, therefore, be recognized as expense during the first quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between the Company and its certified public accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company's officers and directors and their respective ages as of February 29, 2000 were as follows:


     NAME                       AGE                       POSITION
     ----                       ---                       --------
Shawn D. Lucas                  32     Chairman, Co-Chief Executive Officer and President

Scott A. Anderson               32     Co-Chief Executive Officer, Chief Technology Officer,
                                       Director

Michael R. Fouts                43     Director of Business Affairs, Director



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

Change in Management

         David Lampert was appointed director of the Company in April 1999. Effective November 2000, Mr. Lampert resigned as director, and as Senior Vice President of Software Development for the Company.

         David McComas was appointed director of the Company in September 1998. In February 2000, Mr. McComas resigned as a director and subsequently left the company in July 2000.

         Jeffrey Odato was appointed director of the Company in September 1998. In March 2000, Mr. Odato resigned as a director and remained in the employ of the Company as its Vice President, National Sales. In March 2001, Mr. Odato entered into a settlement agreement and left the Company (see below).

         In October 1999, the Company entered into an employment agreement with Jon Palazzo to serve as the Company's Vice President of AfterMarket Operations. In March 2001, Mr. Palazzo terminated his employment agreement for cause due to non-payment of salary. Subsequently, Mr. Palazzo entered into a settlement agreement with the Company (see below.)

         In February 2000, DuWayne Peterson was appointed a director of the Company. In March 2000, Richard D'Onofrio was appointed a director of the Company. In December 2000, Mr. D'Onofrio and Mr. Peterson resigned as directors of the company.

         Ian Hart was appointed as our Chief Financial Officer in October 1999. Mr. Hart terminated his employment agreement for cause due to non-payment of salary for the period November 2000 through March 2001 and left the Company in March 2001. Effective March 2001, President Shawn Lucas assumed the role of Chief Financial Officer.

Director Compensation for Attendance at Meetings

         During 1999, the Company paid its employee-directors $7,500 for their service as directors, but ceased paying those fees as of April, 1999. The Company has no plan of reinstating director fees for directors who are also employees of the Company. Although the Company intended to compensate its outside board members for their time spent at board and committee meetings at the rate of $4,000 per quarter, due to cash constraints, the outside board members forgave such fees during their tenure in year 2000.

Significant Employees

The following individuals, although not executive officers of the Company, are significant employees:

           Steven O'Sullivan, 34, joined the Company in April 2000 as its Operations Manager. He was appointed Executive Vice President of Operations in September 2000. Mr. O'Sullivan provides leadership to the managers of the parts.com marketing, development, quality assurance, legal and documentation departments, while also serving as parts.com's source for creative problem solving and elimination of roadblocks. He establishes and maintains project plans for all parts.com departments, schedules and monitors project tasks, sets budget and revenue expectations, and creates policies and procedures for a productive and efficient work environment. Prior to joining parts.com, Mr. O'Sullivan served as the Vice President of customer service for KeyTrak, Inc., the authority in electronic key control device in the automotive and multi-family industry. He joined KeyTrak as a team leader in 1991 and was promoted to management within a year. In his role as Vice President of customer service, Mr. O'Sullivan was responsible for all customer support functions including installations, on-site and telephone support, employee training, parts ordering and processing, as well as network infrastructure and system administration.

           Michael Third, 25, joined the Company in November 1999 as its Chief Software Architect and brings to the company his extensive experience in software development with companies ranging from small Internet startups to large organizations, such as Intel, Fiserv - and most recently, Computer Sciences Corporation, where he designed and developed a large-scale workflow system for the financial services industry. He also served as senior programmer at LiveCode and as principal consultant at Planet X Software. Mr. Third is involved in all facets of development, including architecture, strategic partnerships, and day-to-day operations.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a). Based on its review of the copies of such forms received by it, the Company believes that during its fiscal year ended December 31, 2000, filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except as follows: Mr. Lucas, Mr. Anderson, Mr. Odato, Mr. Fouts and Mr. Hart were late in filing their Initial Statement of Beneficial Ownership of Securities on Form 3; Mr. Lucas, Mr. Anderson, Mr. Odato, Mr. Fouts and Mr. Hart filed one late report with the SEC relating to grants of common stock to the individual.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth compensation paid by the Company for services by our co-Chief Executive Officers and by each other executive officer or key employee of the Company who received in excess of $100,000 during the fiscal years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                         Annual Compensation(1)       Compensation
                                                       ------------------------       ------------
                                                                                       Securities
                                             Fiscal                      Stock         Underlying       All Other
Name and Principal Position                   Year        Salary         Bonus           Options       Compensation
---------------------------                   ----        ------         -----           -------       ------------


Shawn D. Lucas                                2000     $  63,797     $  131,250(4)         -0-        $63,905(5),(7)
  President, Chairman, Co-CEO                 1999     $ 121,875(2)  $   96,875(3)     110,000(6)     $11,566(5),(7)
                                              1998     $  33,394     $      -0-            -0-        $   -0-

Scott A. Anderson                             2000     $  60,923     $  120,313(4)         -0-         $63,905(5),(7)
  Co-CEO and Chief Technology Officer         1999     $ 113,908(2)  $   96,875(3)     110,000(6)      $14,732(5),(7)
                                              1998     $  31,950     $      -0-            -0-         $   -0-

Michael R. Fouts                              2000     $  64,763     $   98,438(4)         -0-         $63,905(5),(7)
  Director of Business Affairs                1999     $ 113,908(2)  $  145,313(3)     110,000(6)      $   -0-
                                              1998     $  29,550     $      -0-            -0-         $   -0-


--------------
(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to those named above. The aggregate amount of such compensation is less than 10% of the total annual salary and bonus.

(2) Includes $5,508 of salary for the period August 30, 1999 to October 22, 1999 paid in 3,672 shares of restricted common stock. The closing price of a share of common stock on November 30, 1999, the date of payment, was $5.00 per share.

(3) Bonus paid in an aggregate of 175,000 shares of restricted stock to these officers and directors. The closing price of a share of common stock on the dates of grant was $1.9375 per share.


                                                                                     Closing Price of a
Name                                  Bonus Shares              Date of Grant        Share on Grant Date
----                                  ------------              -------------        -------------------

Shawn D. Lucas                           50,000                   11/11/99                 $1.9375
Scott A. Anderson                        50,000                   11/11/99                 $1.9375
Michael R. Fouts                         75,000                   11/11/99                 $1.9375


(4) Bonus paid in an aggregate of 800,000 shares of restricted stock to these officers and directors. The closing price of a share of common stock on the date of grant was $.4375 per share.


                                                                                     Closing Price of a
Name                                  Bonus Shares              Date of Grant        Share on Grant Date
----                                  ------------              -------------        -------------------
Shawn D. Lucas                          300,000                   12/29/00                 $0.4375
Scott A. Anderson                       275,000                   12/29/00                 $0.4375
Michael R. Fouts                        225,000                   12/29/00                 $0.4375


(5) On December 29, 2000 the Company issued a total of 330,000 shares of common stock to these officers and directors, valued at $144,375 in exchange for the cancellation and retiring of stock options for the same number of underlying shares. The closing price of a share of common stock on the date of exchange was $.4375.


Name                                 Exchange Shares           Date of Exchange
----                                  ------------              -------------
Shawn D. Lucas                          110,000                   12/29/00
Scott A. Anderson                       110,000                   12/29/00
Michael R. Fouts                        110,000                   12/29/00


(6) Represents the number of shares of common stock subject to options on February 12, 1999, the date of grant. The closing price of a share of common stock on the date of grant was $3.50. On December 29, 2000, the Company issued shares of restricted common stock in exchange for the cancellation and retiring of stock options for the same number of underlying shares (see "5" above).

(7)  Represents sales commissions paid.

Stock Option Grants

         The following table sets forth information concerning individual grants of options to purchase common stock made to executives during 2000 and 1999.


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

(2) Options were granted on February 12, 1999 and vest in thirds over three years commencing October 1, 1999. In December 2000, the Company issued common stock in exchange for the cancellation and retiring of these stock options for the same number of underlying shares.

         In December 2000, the Company issued a total of 330,000 shares of common stock to the executives above, valued at $144,375 and charged to stock-based employee compensation expense in exchange for the cancellation and retiring of the stock options. The shares are subject to "lock-up" documents executed by each executive, whereby such shares cannot be sold for a minimum time period. In addition, the shares are also subject to "leakout" agreements signed by these same individuals that provide for restriction on the sale of these shares according to maximum specified monthly amounts over a two-year period.

         No options were exercised during years 2000 and 1999.

Stock Option Plan

         The Company's stock option plan currently authorizes the award of 1,650,000 shares of common stock in the form of stock options. As of December 31, 2000, stock options to purchase 406,000 shares of common stock were outstanding under the plan. Accordingly, 1,244,000 shares of common stock are available for future awards under the plan. The plan is designed as a means to retain and motivate qualified and competent persons who provide services to the Company and its subsidiary.

         All employees of the Company are eligible to be granted awards under the plan, as are directors, consultants and independent contractors of the Company or its subsidiaries. Awards under the plan are made by the board of directors, or if instituted by the board of directors, by the compensation committee, in its sole discretion, from among those eligible. In granting options, the compensation committee considers current levels of compensation, the need to provide incentives to particular employees, past performance, comparison to employees at comparable companies and the Company's overall performance.

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

         If there is a change in the common stock due to a stock dividend or recapitalization, the plan provides for appropriate adjustment in the number of shares available for grant under the plan and the number of shares and the exercise price per share under any option then outstanding under the plan, so that the same percentage of the Company's issued and outstanding shares shall remain subject to being optioned under the plan or subject to purchase at the same aggregate exercise price under any such outstanding option, as applicable. Unless otherwise provided in any option, the committee may change the option price and/or number of shares under any outstanding option when, in its discretion, such adjustment becomes appropriate so as to preserve but not increase benefits under the plan. The aggregate number of shares subject to options granted to any one optionee under the Plan may not exceed 660,000, subject to adjustment as described above. However, no incentive stock options (as defined in Section 422 of the Internal Revenue Code) may be granted to a person who is not also an employee of the Company.

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

Employment Agreements

We entered into employment agreements (as amended) with the following
Executives:

Officer                       Term              Salary            Position
-------                       ----            ----------          --------

Shawn D. Lucas         Oct. 1998-July 2001    Commission    Co-CEO, President
Scott A. Anderson      Oct. 1998-July 2001    Commission    Co-CEO, Chief Technology
                                                              Officer
Michael R. Fouts       Oct. 1998-July 2001    Commission    Director of Business
                                                               Affairs and Human Resources


         In March, 2001, the Company entered into new employment agreements with the three executives above. These agreements generally provide for the following: (1) settlement of breaches of their original employment agreements
(2) the payment of back salary due to these individuals (see Note 1), and (3) the commitment of the Company to pay a lump sum amount of $100,000, per employee, only in the event the Company does not adhere to the terms of the new employment agreements and settlement terms.

         Pursuant to the terms of the settlement agreements, the Company agreed to pay the employees above cash in the total amount of $15,000, and issue a total of 821,613 shares of common stock valued at $221,836. Total value assigned to the stock was based on the market value on the date of the new employment agreements and settlement agreements, less a 10% discount.

         All provisions contained in the employment agreements for the above-named executives are identical. Under each agreement, the individual is entitled to participate in all employee benefit programs generally available to Company employees, including participation in health care and disability plans, stock option plans and any retirement plan. The original term of the agreements is three years; however, as a result of the settlement agreements with these individuals, the agreements expire on July 1, 2001. The agreements provide for payment of commissions related to any sales directly generated by the Company as a result of the individual's efforts.

         The Company may terminate the executives' and/or key employee's employment for cause or without cause at any time with no notice.

         The individuals may terminate their employment at any time upon 90 days' written notice to the Company, except in the event of a change of control, when 10 days' notice is required. The Agreements contain nonsolicitation and noncompetition provisions that are intended to survive the termination of employment for a period of two years.

         In March 2001, the Company entered into a settlement agreement regarding Jeffrey Odato's breached employment agreement. Under the terms of the agreement, Mr. Odato received a one-time cash payment of $2,000 and 144,036 shares of common stock in lieu of $28,807.15 worth of back salary. The agreement contains a commitment of the Company to pay a lump sum amount of $50,000, to Odato, only in the event the Company does not adhere to its terms.

         In March 2001, the Company entered into a settlement agreement regarding Jon Palazzo's breached employment agreement. Under the terms of the agreement, Mr. Palazzo is to receive $25,000 cash paid in monthly installments beginning May 2001 through December 2001. Mr. Palazzo also agreed to accept 196,209 shares of common stock in lieu of $30,241.94 worth of back salary.

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

         Percentage ownership in the following table is based on 27,985,599 shares of common stock outstanding as of February 28, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of February 28, 2001 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

                                                     NUMBER OF SHARES            SHARES BENEFICIALLY OWNED AS A
   NAME OF BENEFICIAL OWNER                         BENEFICIALLY OWNED          PERCENTAGE OF CLASS OUTSTANDING
   ------------------------                         ------------------          -------------------------------
  Shawn D. Lucas (1)                                    5,737,580                            20%

  Scott A. Anderson                                       952,342                             3%

  Michael R. Fouts                                      1,697,642                             6%

  Select Media Ltd.                                     1,116,500                             4%
      57 Kinkel Street
      Westbury, N.Y. 11590

  SML, Inc.                                             1,851,800                             7%
      320 Golf Brook Circle #102
      Longwood, FL 32779

  Flex Technologies, Inc. (2)                           2,194,000                             8%

  Douglas J. Nagel (3)                                  1,231,035                             4%
    4585 40th S.E.
      Grand Rapids, MI 49512

  All directors and officers                           15,452,901                            55%
   and affiliates as a
   group (14 persons)

--------------------
(1)  Includes 2,194,000 shares owned by Flex Technologies, Inc. for which Shawn
     D. Lucas holds a proxy.
(2)  Shawn D. Lucas holds a voting proxy for these shares.
(3) Nagel holds 405,667 shares individually and 825,368 shares are held in a trust for which he is the sole trustee and sole beneficiary.

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

           In May 1999, the Company purchased the office building that is its headquarters and a future parking facility for $562,000. The sellers of the property were Karl and Helen Stairs and StoneStreet Investments, Inc., a
Florida corporation ("StoneStreet"), owned by Messrs. Lucas, Fouts, Odato, Anderson and McComas. Messrs. Lucas, Amderson, Fouts and Odato are directors and shareholders of the Company. Mr. McComas is a significant employee and a major shareholder of the Company. The purchase was financed with secured loans totaling $380,000 from an unrelated party, Eugene E. Gramzow, Trustee for the Eugene W. Gramzow Revocable Trust (the "Gramzow Loan") and an unsecured loan in the amount of $182,000 in favor of StoneStreet Investments, Inc. $432,000 of the loans were used to purchase the property and the remaining loan proceeds were used to complete approximately $160,000 worth of improvements to the property and the building. The Gramzow Loan is secured by the following: (i) a first mortgage against the Company's headquarters and second mortgage against the parking lot; (ii) a conditional personal guaranty by Shawn D. Lucas; and (ii) a pledge of a total of 100,000 shares of the Company common stock by Scott A. Anderson, Michael R. Fouts, Jeffrey M. Odato and David McComas (each of whom pledged 25,000 shares). In December 1999, the StoneStreet loan was retired by payment to StoneStreet of 127,870 shares of the Company's common stock. The carrying value of land, building and improvements at December 31, 1999, has been reduced by $74,000, which amount represents the excess of the purchase price of the property over its appraised value at the date of purchase.

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

None.

(b)      Reports on Form 8-K.

On July 19, 2000, the Company filed a Form 8-K Current Report to disclose that Deloitte & Touche LLP will act as its new independent auditors replacing Moore Stephens and Lovelace, P.A. On August 3, 2000, the Company filed an amended Form 8-K Current Report modifying paragraph 2 of the July 19, 2000 report in order to conform to SEC disclosure rules.

On November 13, 2000, the Company filed a Form 8-K Current Report to disclose that effective November 6, 2000, David Lampert resigned as a director, and as Senior Vice President of Software Development of parts.com, Inc. In the same report, the Company disclosed that Jeffrey Odato and David McComas resigned as directors of the Company effective March 22, 2000 and February 28, 2000, respectively and that Mr. McComas had left the employ of the Company in July 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act of 1934, as amended, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in Sanford, Florida on the 16th day of April 2001.

                           PARTS.COM, INC. AND SUBSIDIARY
                           (FORMERLY MIRACOM CORPORATION)


                            By:      /s/ Shawn D. Lucas
                           --------------------------------------------
                                 Shawn D. Lucas
                                 President, Chairman, Co-Chief Executive
                                 Officer, and Chief Financial Officer


         In accordance with Section 13 or 15(a) of the Exchange Act of 1934, as amended, this Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated below.

Signature                            Title                         Date
---------                            -----                         ----


 /s/ SHAWN LUCAS                Director, President
------------------------        and Co-Chief Executive
Shawn Lucas                     Officer (Principal Executive
                                Officer)                        April 16, 2001

/s/ SCOTT ANDERSON
------------------------        Director, Co-Chief Executive
Scott Anderson                  Officer and Chief Technology
                                Officer                         April 16, 2001

/s/ MICHAEL FOUTS               Director                        April 16, 2001
------------------------
Michael Fouts