Form 10QSB
period 2001-03-31
PARTS COM INC
filed 2001-05-15
CIK 1096494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         -------------------------------


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                          Commission File No. 000-28243


                                 parts.com, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                   NEVADA                          88-0344869
     --------------------------------         ---------------------
      (State or Other Jurisdiction               (IRS Employer
    of Incorporation or Organization)          Identification No.)

                    121 EAST FIRST STREET
                       SANFORD, FLORIDA                     32771
           ----------------------------------------      ----------
          (Address of Principal Executive Offices)       (Zip Code)

                 Registrant's telephone number: (407) 302-1314

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

                                 [X] YES NO [ ]

                   As of March 31, 2001, there were 29,300,724
                      shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

                                                                 Page
Item 1.  Index to Financial Statements

PARTS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at
March 31, 2001 and December 31, 2000                                3-4

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2001 and 2000                                  5

Condensed Consolidated Statement of Stockholders' Equity for
The Three Months Ended March 31, 2001                                 6

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2001 and 2000                          7-8

Notes to Condensed Consolidated Financial Statements               9-14

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                     15-17

Other Information and Signatures                                  18-19


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, regulatory matters, market for products and services and liquidity and capital resources. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

                         PARTS.COM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                     ASSETS

                                                                                  March 31         December 31
                                                                                    2001              2000
                                                                                ------------      ------------

CURRENT ASSETS:

Cash                                                                            $        516      $      8,683

Accounts receivable, net of allowance for doubtful
accounts of $0 and $77,863 respectively                                                1,665            10,751

Prepaid expenses
and other current assets                                                              49,790            67,323
                                                                                ------------      ------------
Total Current Assets                                                                  51,971            86,757
PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $296,850 and 257,216,
respectively                                                                         864,448           929,084

DEFERRED LOAN COSTS, net of accumulated
amortization of $29,144 and $25,343,
respectively                                                                         229,356           233,157

OTHER ASSETS, net of accumulated
amortization of $952,897 and $897,351,
respectively                                                                          42,319           104,634

PATENT, net of accumulated amortization of
$1,784,965 and $1,532,950, respectively
                                                                                   3,612,217         3,864,232
                                                                                ------------      ------------
Total Assets                                                                    $  4,800,311      $  5,217,864
                                                                                ============      ============



     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited), CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  March 31         December 31
                                                                                    2001              2000
                                                                                ------------      ------------

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                           $    869,235      $    915,455
Other current liabilities                                                            633,920           801,070
Current portion of mortgage notes payable                                            381,562           381,562
Convertible promissory notes                                                       1,402,500         1,050,000
Notes payable - related party                                                        127,928            61,928
Deferred revenue                                                                     393,022           513,108
                                                                                ------------      ------------
Total Current Liabilities                                                          3,808,167         3,723,123

LONG-TERM PORTION OF MORTGAGE NOTES PAYABLE                                           16,521            16,521
                                                                                ------------      ------------
Total Liabilities                                                                  3,824,688         3,739,644
                                                                                ------------      ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred Stock, $.001 par value, 10,000,000
shares authorized, no shares issued and
outstanding                                                                               --                --

Common Stock, $.001 par value, 50,000,000 shares authorized, 29,300,724 and
27,785,599 shares issued and outstanding, respectively                                29,301            27,786

Additional paid-in capital                                                        23,193,129        22,567,458

Accumulated deficit                                                              (21,838,164)      (20,623,965)

Deferred stock-based employee compensation                                          (408,643)         (493,059)
                                                                                ------------      ------------
Total Stockholders' Equity                                                           975,623         1,478,220
                                                                                ------------      ------------
Total Liabilities and Stockholders' Equity                                      $  4,800,311      $  5,217,864
                                                                                ============      ============




      See Accompanying Notes To Condensed Consolidated Financial Statement

                         PARTS.COM, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                            March 31        March 31
                                                              2001            2000
                                                          ------------    ------------

NET SALES                                                 $    134,128    $     45,244
COST OF SALES                                                  131,558         280,641
                                                          ------------    ------------
GROSS PROFIT (LOSS)                                              2,570        (235,397)
                                                          ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Stock-Based Employee Compensation                              267,474       1,836,661
Stock-Based Consulting Fees                                     25,593              --
Other                                                          363,001       1,649,758
Amortization                                                   258,210         534,847
Depreciation                                                    39,635          25,087
Interest, net (inclusive of noncash
  interest of $230,988 for 2001 and $0 for 2000)               262,856           7,462
                                                          ------------    ------------
TOTAL EXPENSES                                               1,216,769       4,053,815
                                                          ------------    ------------
NET LOSS                                                  $ (1,214,199)   $ (4,289,212)
                                                          ============    ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE               $       (.04)   $       (.19)
                                                          ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                  28,004,223      23,103,299
                                                          ============    ============


     See Accompanying Notes To Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 (unaudited)

                                                                                      Deferred
                                      Common Stock      Additional                   Stock-Based
                                 --------------------     Paid-In      Accumulated    Employee
                                   Shares      Amount     Capital        Deficit    Compensation      Total
                                 ----------   -------   -----------   ------------  ------------   -----------
Balance - December 31, 2000      27,785,599   $27,786   $22,567,458   $(20,623,965)   $(493,059)   $ 1,478,220

Issuance of common stock
for cash in private placements      200,000       200        39,800                                     40,000

Issuance of common stock to
employees                         1,195,750     1,196       314,713                                    315,909

Issuance of convertible
debt with a beneficial
conversion feature                                          230,988                                    230,988

Issuance of common stock
for services                        119,375       119        40,170                                     40,289

Amortization of Employee
Stock-Based Compensation                                                                 84,416         84,416

Net loss for the period                                                 (1,214,199)                 (1,214,199)
                                 ----------   -------   -----------   ------------    ---------    -----------
Balance - March 31, 2001         29,300,724   $29,301   $23,193,129   $(21,838,164)   $(408,643)   $   975,623
                                 ==========   =======   ===========   ============    =========    ===========


     See Accompanying Notes To Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                              Three Months Ended March 31
                                                                              ---------------------------
                                                                                 2001           2000
                                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $(1,214,199)   $(4,289,212)

Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization                                                                    258,210        534,847
  Depreciation                                                                     39,635         25,087
  Noncash interest expense                                                        230,988             --
  Stock based compensation                                                        293,067      1,836,661

Changes in operating assets and liabilities:
  Receivables                                                                       9,086          9,417
  Prepaid expenses and other current assets                                        17,533       (247,704)
  Deferred revenue                                                               (120,086)       677,015
  Accounts payable and accrued expenses                                           238,749        354,795
  Other current liabilities                                                      (167,150)       159,848
                                                                              -----------    -----------
Net cash used in operating activities                                            (414,167)      (939,246)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment                                                    --       (119,027)
Payments for other assets                                                              --        (10,860)
                                                                              -----------    -----------
Net cash used IN investing activities                                                  --       (129,887)
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes                                        300,000             --
Proceeds from related party notes payable                                         128,500             --
Repayment of related party notes payable                                          (62,500)            --
Proceeds from issuance of common stock                                             40,000             --
Repayments of bank and other note payable                                              --           (519)
Repayments of capitalized leases                                                       --        (10,113)
                                                                              -----------    -----------
Net cash provided by (used in) financing activities                               406,000        (10,632)
                                                                              -----------    -----------
DECREASE IN CASH                                                                   (8,167)    (1,079,765)
CASH, AT BEGINNING OF PERIOD                                                        8,683      1,180,833
                                                                              -----------    -----------
CASH, AT END OF PERIOD                                                        $       516    $   101,068
                                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                      $     1,015    $    14,902
                                                                              ===========    ===========

                          SUPPLEMENTAL SCHEDULE OF NONCASH
                          INVESTING & FINANCING ACTIVITIES

Three Months Ended March 31, 2001:

Accounts payable and accrued expenses in the amount of $207,469 settled through issuance of common stock.

Accounts payable and accrued expenses settled through issuance of convertible promissory note payable in the amount of $52,500.

Property and equipment returned to vendor for credit, with corresponding reduction of accounts payable and accrued expenses, in the amount of $25,000.

Three Months Ended March 31, 2000:

Issuance of 34,000 shares of common stock, valued at $550,800, to Mars Incorporated in connection with the Company's associate sponsorship of NASCAR Winston Cup race car.

Issuance of 60,000 shares of common stock in connection with the appointment of two independent directors, in the aggregate amount of $719,100.

Issuance of 113,000 shares of common stock in connection with employment contracts and employee bonuses, in the aggregate amount of $1,236,415.

Issuance of 5,000 shares of common stock in payment of $5,900 of consulting fees.


     See Accompanying Notes To Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Parts.com, Inc. and its wholly owned subsidiary, FlexRadio, Inc. (the "Company") is a provider of Internet-based business and online buying solutions. The Company was incorporated in Nevada on September 13, 1995, under the name I.E.L.S., Inc., which had no revenue and insignificant expenses, assets and liabilities and whose common stock was traded on the OTC Bulletin Board.

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

         GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has sustained recurring losses from operations that to date, total $21,838,164. The Company used $414,167 and $939,246 of cash in operations for the three months ended March 31, 2001 and 2000, respectively and anticipates additional cash needs in the remainder of 2001. At March 31, 2001, the Company had a working capital deficiency of $3,756,196 and cash of $516. The Company also has not deposited payroll taxes with the Internal Revenue Service ("IRS") for the period April 2000 through November 2000, resulting in an accrual for back payroll taxes in the amount of approximately $378,000 as of March 31, 2001, including penalties and interest. Furthermore, the IRS issued a levy against two of the Company's three bank accounts on April 30, 2001 (see Note 7). The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay a member of senior management his regular salary when due, which has resulted in an accrual for back salaries of approximately $27,000 as of March 31, 2001. The Company was also in default of mortgage note obligations encumbering its principal offices as of December 31, 2000 (see Note 3). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying Condensed consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of an aggressive marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to the Company's stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

         INTERIM RESULTS AND BASIS OF PRESENTATION - The unaudited condensed financial statements as of and for the three months ended March 31, 2001 and 2000 have been prepared by management of the Company and are unaudited. In management's opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of the Company's operations and its cash flows for the three months ended March 31, 2001. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited condensed financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in our report on Form 10-KSB as filed with the SEC on April 17, 2001.

         PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of parts.com Inc., and its wholly owned subsidiary FlexRadio, Inc. All significant intercompany transactions and balances have been eliminated for all periods presented.

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

         REVENUE AND EXPENSE RECOGNITION - Revenues are generally recognized when the service has been performed and related costs and expenses are recognized when incurred. Contracts for the development of software that extend over more than one reporting period are accounted for using the percentage-of-completion method of accounting. Revenue recognized at the financial statement date under these contracts is that portion of the total contract price that costs expended to date bears to the total anticipated final cost, based on current estimates of cost to complete. Revisions in total costs and earnings estimates during the course of the contract are reflected in the accounting period in which the circumstances necessitating the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. Costs attributable to contract disputes are carried in the accompanying condensed consolidated balance sheet only when realization is probable. Amounts received on contracts in progress in excess of the revenue earned, based upon the percent of completion method, are recorded as deferred revenue and the related costs and expenses incurred are recorded as deferred costs.

         Parts.com transaction fee revenues on business-to-business and consumer sales will be recognized at the time the transaction is completed. Because individual sellers, rather than the Company, make the actual product sale, the Company will have no cost of goods sold, no procurement, carrying or shipping costs and no inventory. A substantial majority of consumer accounts will be settled by directly charging credit card numbers provided by sellers. Provisions for estimated uncollectible accounts and authorized credits will be recorded as percentages of revenues and will be provided for at the time of revenue recognition.

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

2.       CONVERTIBLE PROMISSORY NOTES

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

         On March 30, 2001 the Company received an additional $50,000 installment resulting in an outstanding principal balance of $550,000 at March 31, 2001. Subsequent to March 31, 2001 the holder advanced the Company an additional $75,000 under the note. The Notes bear interest at 10% per annum and are due and payable in a single balloon payment of principal and interest on July 20, 2001.

         Provided the installments of $50,000 and $75,000 have not been prepaid prior to maturity, the holder may convert the principal balance of these notes plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's Common Stock at a conversion price of $.20 per share.

         On September 1, 2000, the Company executed a $250,000 unsecured Convertible Promissory Note with an individual. The note bore interest at 10% per annum and was due and payable in a single balloon payment of principal and interest on September 1, 2001. The note, including accrued interest could have been prepaid in full prior to maturity, without penalty. Provided the note has not been prepaid prior to maturity, the holder could have converted the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's common stock at a conversion price of $.375 per share.

         In December 2000, the Company revised the terms of the $250,000 note and the holder advanced an additional $300,000 under a new note. The outstanding principal under the replacement note ($550,000) plus interest at 10% is due and payable December 31, 2001. The note is collateralized by the Company's URL "parts.com" and the source code for the Company's TradeMotion Software only to the extent of the indebtedness under the note. The Company has the right to prepay the entire principal under the note and in the event that the Company prepays the principal, the holder loses all collateral rights. The holder may convert the $300,000 in additional principal plus interest into common stock at a conversion price of $.30 per share. The previously funded $250,000 remains convertible into common stock at $.375 per share.

         In January and March 2001, the holder advanced the Company an additional $200,000 and executed addendums to the note with the same terms as above, except that the additional $200,000 is convertible into common stock at the price of $.20 per share. Also, as an inducement to fund the additional $200,000, the holder received a 90-day option to acquire 500,000 shares of the Company's stock at $.20 per share, which expired April 30, 2001. Subsequent to March 31, 2001, the holder advanced an additional $100,000 under an amended convertible promissory note. As an inducement to fund the additional $100,000, the holder received a 96-day option to acquire 1,000,000 shares of Company's stock at $.20 per share.

         On January 23, 2001 the Company executed a convertible promissory note with an individual in the amount of $50,000. The note bears interest at 10% per annum and is due and payable in a single balloon payment on January 23, 2002. The note, including accrued interest may be prepaid in full prior to maturity, without penalty. Provided the note has not been prepaid prior to maturity, the holder may convert the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's Common Stock at a conversion price of $.20 per share. The holder of the note had an option to loan up to an additional $150,000 prior to April 27, 2001, which the holder failed to exercise.

         Due to the fair value of the beneficial conversion feature associated with the notes issued during the three months ended March 31, 2001, the Company recorded a $230,988 debt discount as noncash interest expense (See Note 4).

3.       MORTGAGE NOTES PAYABLE

         As of December 31, 2000 the Company was in default of a mortgage note payable for failure to remit monthly principal and interest payments. However, the Company entered into an agreement in March 2001 with its mortgage lender which provides for the deferral of pursuing any remedies available under the mortgage note payable agreement until after May 18, 2001 in exchange for the transfer of 100,000 total officers' and directors' personal shares which were pledged as collateral for the notes.

4.       STOCKHOLDERS' EQUITY

         For the three months ended March 31, 2001, no employees of the Company were issued options to purchase any shares of the Company's common stock.

         During the three months ended March 31, 2001, the Company entered into convertible promissory notes with individuals. The notes contained a nondetachable beneficial conversion feature that allowed the individuals to convert the notes and accrued interest thereon into the Company's common stock at a conversion price of $.20 per share. The fair value of the beneficial conversion feature exceeded the value of the notes. Since the notes were convertible at any time, the Company recorded a debt discount of $230,988 as non-cash interest expense upon issuance of the notes and correspondingly charged additional paid-in capital.

5.       RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2001, Select Media Ltd., owned by an individual who indirectly owns more than 10% of the Common Stock of the Company, loaned the Company a total of $28,500, payable on demand and bearing interest at 10%. The Company repaid the loans in full during the three months ended March 31, 2001.

         During the three months ended March 31, 2001, New Era, Inc., owned by an individual who indirectly owns more than 10% of the Common Stock of the Company, loaned the Company a total of $80,000, payable on demand and bearing interest at 10%. The Company repaid $34,000 of loan during the three months ended March 31, 2001.

         During the three months ended March 31, 2001, Scott Anderson, a related party and employee of the company loaned the Company a total of $20,000, payable on demand and bearing interest at 10%. No amounts were repaid for the three months ending March 31, 2001.

6.       COMMITMENTS AND CONTINGENCIES

         On March 29, 2001, the Company entered into new employment agreements with three of its executives and settlement agreements with two other executives. These agreements generally provided for the (1) settlement of breaches of their original employment agreements (2) the payment of back salary due to these individuals, and (3) the commitment of the company to pay a lump sum amount ranging from $50,000 to $100,000 per employee, only in the event the Company does not adhere to the terms of the new employment agreements.

         Pursuant to the terms of the new employment agreements and the settlement agreements, the Company agreed to pay the employees cash in the total amount of $42,000, and issue a total of 1,195,750 shares of common stock valued at $315,909. Total value assigned to the stock was based on the market value on the date of the new employment agreements and settlement agreements, less a 10% discount.

         Of the total consideration paid or payable in the amount of $357,909 to these employees, $244,419 related to settlement of the contracts breached or for salaries earned in year 2000. Accordingly, this amount was accrued as an expense for the year ended December 31, 2000 and is included in "Other current liabilities." The remaining consideration paid or payable and valued at $113,490, was related to salaries earned in the first quarter of 2001 and was, therefore, recognized as expense during the first quarter of 2001.

         On January 4, 2001 and March 20, 2001, the Internal Revenue Service filed federal tax liens against the assets of the Company totaling $349,990 for undeposited payroll taxes for the period April 2000 through November 2000. At March 31, 2001 the Company's unpaid payroll taxes amounted to $300,732 and are included in "Other current liabilities." The Company also has accumulated an accrual of $78,000 at March 31, 2001 for penalties and interest related to these taxes. This amount is also included in "Other current liabilities."

7.       SUBSEQUENT EVENTS

         In April 2001, the Company settled an outstanding payable balance in the amount of $107,562 by issuing a convertible promissory note payable in the amount of $52,500 with payments beginning in August 2001 and ending in December 2001. If the Company fails to make the initial payment, the balance owed is converted to common stock at $.275 cents a share. As a result of this transaction, the Company recorded non-cash interest expense in the amount of $7,159 for the three months ended March 31, 2001 for the beneficial conversion feature. Furthermore, accounts payable and accrued expenses as of March 31, 2001 and other general and administrative expenses for the three months ended March 31, 2001 were reduced by $55,062.

         In May 2001, the Company settled several outstanding payables in the amount of $20,074 by issuing common stock of the Company at a price of $.20 cents per share.

         On April 30, 2001, The Internal Revenue Service issued a levy against two of the Company's three bank accounts for the back payroll taxes owed (see Note 1). The Company's legal counsel is actively negotiating with the Internal Revenue Service for forbearance against further levies or seizures, but no agreement has been reached as of May 15, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS QUARTERLY REPORT, AS WELL AS THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000 AS FILED WITH THE SEC ON April 17, 2001.

Overview

As noted in the Company's Form 10-KSB for the year ended December 31, 2000, the Company has experienced significant operating losses and an accumulated deficit, which raise doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $1,214,199 for the three months ended March 31, 2001 and had an accumulated deficit of $21,838,164 at March 31, 2001. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development of, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations-Three Months Ending March 31, 2001

During the three months ended March 31, 2001, total revenues amounted to $134,128 versus $45,244 for the three months ended March 31, 2000. The Company is in a state of transition with its expansion focused on its parts.com e-commerce business-to-business and software solutions. The Company has collected a total of approximately $1.3 million in annual territory fees from dealerships participating in its e-commerce initiative. Of this amount, $393,022 is recorded as deferred revenue at March 31, 2001.

The Company generated a gross profit of $2,570 for the three months ended March 31, 2001 compared to a gross loss of $235,397 for the three months ended March 31, 2000. The primary reason for the higher profit margin from 2000 to 2001 is due to the Company focusing its efforts and resources on selling auto parts over its web site in 2001 and licensing its e-commerce software solutions. Significant expenditures incurred during the three months ended March 31, 2001 include web site hosting costs and related telephone, Internet and T-1 expenses, as well as technical support salaries. The Company generated minimal transactions from its web site in the first quarter of 2001 and recognized one-tenth of the total territory fees collected. The balance of territory fees collected through March 31, 2001 have been recorded as deferred revenue and will continue to be amortized as income on a monthly basis. The Company has continually seen a steady increase in its web site transactions and believes that increased site traffic will result in sales as its product becomes known and gains market acceptance; however, there can be no assurance that such market acceptance shall be attained.

The net loss for the three months ended March 31, 2001 decreased by 72% to $1,214,199 compared with a net loss of $4,289,212 for three months ended March 31, 2000. This decrease was primarily attributable to a decrease in operating and other expenses of $2,837,046 or 70% for the three months ended March 31, 2001 compared to the same period last year as a result of several factors. First, the Company decreased its workforce from 48 full-time employees at March 31, 2000 to 26 full-time employees at March 31, 2001. Second, stock-based employee compensation totaled $267,474 for the three months ended March 31, 2001 as compared to $1,836,661 for the same period last year reflecting a decrease of $1,569,187 and representing a reduction in the use of stock grants and the Company's stock value. Finally, amortization expense for the three months ended March 31, 2001 decreased by $276,637, or 47%, to $258,210 as a result of (1) a fourth quarter 2000 impairment charge reducing the value of the FlexRadio, Inc. patent acquired in October 1999 by $1,019,818, and (2) fourth quarter 2000 impairment charges completely eliminating goodwill associated with the Company's acquisitions of UEP Inc. MTV Pinnacle Advertising Group Inc., and Livecode Inc. Offsetting these decreases was $230,988 in noncash interest recorded during the three months ended March 31, 2001 due to beneficial conversion features associated with the issuance of promissory notes which are convertible into shares of Company's common stock at prices below the fair market value of the stock on the dates the notes were issued.

Liquidity and Sources of Capital

Since its inception, the Company has sustained recurring losses from operations that to date, total $21,838,164. The Company used $414,167 and $939,246 of cash in operations for the three months ended March 31, 2001 and 2000, respectively and anticipates additional cash needs in the remainder of 2001. At March 31, 2001, the Company had a working capital deficiency of $3,756,196 and cash of $516. The Company also has not deposited payroll taxes with the Internal Revenue Service ("IRS") for the period April 2000 through November 2000, resulting in an accrual for back payroll taxes in the amount of approximately $378,000 as of March 31, 2001, including penalties and interest. Furthermore, the IRS issued a levy against two of the Company's three bank accounts on April 30, 2001. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay a member of senior management his regular salary when due, which has resulted in an accrual for back salaries of approximately $27,000 as of March 31, 2001. The Company was also in default of mortgage note obligations encumbering its principal offices as of December 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

During the three months ended March 31, 2001, the Company's operating cash requirement was $414,167 attributable to a net loss of $1,214,199 mitigated by non-cash charges for interest of $230,988, depreciation and amortization of $297,845 and stock-based compensation of $293,067. The net remaining shortfall was primarily funded by the net sale of common stock of $40,000; proceeds from the issuance of convertible promissory notes of $300,000; and, related party promissory notes of $128,500 received during the three months ended March 31, 2001. Partially offsetting this funding were the repayments of related party promissory notes of $62,500.

Since its reverse merger and 504 offering conducted in September 1998, the Company has financed its operations primarily through cash receipts from annual territory fees, equity private placements and most recently, proceeds from the issuance of convertible notes payable. At March 31, 2001, the Company had $516 of cash and a working capital deficiency of $3,756,196. As these funds have been largely used for operating purposes as of the date of this report, the Company requires additional financing in the near future to fund operations. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

                                OTHER INFORMATION

Changes in securities and use of unregistered securities

From January 2001 through March 2001, the Company sold 200,000 shares of common stock in private placements to 2 investors (both accredited) for net proceeds of $40,000 (share price of $.20). The securities were issued in reliance on Section 4 (2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

Employment Agreements

In March 2001, the Company entered into new employment agreements with three executives. These agreements generally provide for the following: (1) settlement of breaches of their original employment agreements (2) the payment of back salary due to these individuals, and (3) the commitment of the Company to pay a lump sum amount of $100,000, per employee, only in the event the Company does not adhere to the terms of the new employment agreements and settlement terms.

Pursuant to the terms of the settlement agreements, the Company agreed to pay the employees above cash in the total amount of $15,000, and issue a total of 855,505 shares of common stock valued at $221,836. Total value assigned to the stock was based on the market value on the date of the new employment agreements and settlement agreements, less a 10% discount.

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

In March 2001, the Company entered into a settlement agreement regarding Jeffrey Odato's breached employment agreement. Under the terms of the agreement, Mr. Odato received a one-time cash payment of $2,000 and 144,036 shares of common stock in lieu of $28,807 worth of back salary. The agreement contains a commitment of the Company to pay a lump sum amount of $50,000, to Odato, only in the event the Company does not adhere to its terms.

In March 2001, the Company entered into a settlement agreement regarding Jon Palazzo's breached employment agreement. Under the terms of the agreement, Mr. Palazzo is to receive $25,000 cash paid in monthly installments beginning May 2001 through December 2001. Mr. Palazzo also agreed to accept 196,209 shares of common stock in lieu of $30,242 worth of back salary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PARTS.COM, INC.



May 15, 2001                        By: /s/ Shawn D. Lucas
                                        ----------------------------------------
                                        Shawn D. Lucas, President and
                                        Chief Financial Officer