Form 10QSB
period 2001-06-30
PARTS COM INC
filed 2001-08-20
CIK 1096494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                          Commission File No. 000-28243

                                 parts.com, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                  NEVADA                          88-0344869
       -------------------------------       -------------------
         (State or Other Jurisdiction          (IRS Employer
       of Incorporation or Organization)     Identification No.)

                 121 EAST FIRST STREET
                   SANFORD, FLORIDA                      32771
       ----------------------------------------       ----------
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

                                 [X] YES NO [ ]

                    As of June 30, 2001, there were 3,045,165
                       shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

                                                                  Page

Item 1. Index to Financial Statements

PARTS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at
June 30, 2001 and December 31, 2000                                 3-4

Condensed Consolidated Statements of Operations for the Three
And Six Months Ended June 30, 2001 and 2000                           5

Condensed Consolidated Statement of Stockholders' Equity for
The Six Months Ended June 30, 2001                                    6

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2001 and 2000                             7-8

Notes to Condensed Consolidated Financial Statements               9-14

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                     15-17

Other Information and Signatures                                  18-19

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

                         PARTS.COM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                           June 30          December 31
                                                             2001              2000
                                                          ----------        -----------

CURRENT ASSETS:

Cash                                                      $   61,636        $    8,683
Accounts receivable, net of allowance for doubtful
  accounts of $0 and $77,863 respectively                     10,000            10,751
Prepaid expenses and
  other current assets                                        33,110            67,323
                                                          ----------        ----------
Total Current Assets                                         104,746            86,757

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $334,996 and 257,216,
  respectively                                               828,562           929,084

DEFERRED LOAN COSTS, net of accumulated
  amortization of $32,945 and $25,343,
  respectively                                               225,555           233,157

OTHER ASSETS, net of accumulated
  amortization of $955,291 and $897,351,
  respectively                                                39,230           104,634

PATENT, net of accumulated amortization of
  $2,036,980 and $1,532,950, respectively
                                                           3,360,202         3,864,232
                                                          ----------        ----------
Total Assets                                              $4,558,295        $5,217,864
                                                          ==========        ==========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   June 30           December 31
                                                                                     2001                2000
                                                                                 ------------        ------------

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                            $    584,424        $    915,455
Other current liabilities                                                             646,545             801,070
Current portion of mortgage notes payable                                             398,083             381,562
Convertible promissory notes, net of unamortized debt discount of
  $43,157 and $0, respectively                                                      1,641,010           1,050,000
Notes payable - related party                                                         123,800              61,928
Deferred revenue                                                                      261,561             513,108
                                                                                 ------------        ------------
Total Current Liabilities                                                           3,655,423           3,723,123


LONG-TERM PORTION OF MORTGAGE NOTES PAYABLE                                                --              16,521
                                                                                 ------------        ------------
Total Liabilities                                                                   3,655,423           3,739,644
                                                                                 ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred Stock, $.001 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding                                                                              --                  --

Common Stock, $.001 par value, 5,000,000 shares authorized, 3,045,165 and
  2,778,569 shares issued and outstanding, respectively                                 3,045               2,778

Additional paid-in capital                                                         23,666,879          22,592,466

Accumulated deficit                                                               (22,446,203)        (20,623,965)

Deferred stock-based employee compensation                                           (320,849)           (493,059)
                                                                                 ------------        ------------
Total Stockholders' Equity                                                            902,872           1,478,220
                                                                                 ------------        ------------
Total Liabilities and Stockholders' Equity                                       $  4,558,295        $  5,217,864
                                                                                 ============        ============

      See Accompanying Notes To Condensed Consolidated Financial Statement

                         PARTS.COM, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended               Six Months Ended
                                                  June 30                         June 30
                                        ----------------------------    ----------------------------
                                            2001            2000            2001            2000
                                        ------------    ------------    ------------    ------------

NET SALES                               $    493,058    $    336,886    $    627,184    $    382,130

COST OF SALES                                121,744         188,856         253,302         469,397
                                        ------------    ------------    ------------    ------------

         GROSS PROFIT (LOSS)                 371,314         148,030         373,882         (87,267)
                                        ------------    ------------    ------------    ------------
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:

   Stock-based employee compensation          71,160         203,400         338,634       2,040,061

   Stock-based consulting fees               129,623         139,918         155,216         139,918

   Other                                     320,479       1,262,317         683,478       2,912,075

   Amortization                              258,210         439,920         516,420         974,767

   Depreciation                               38,145          47,111          77,779          72,198

INTEREST, Net (inclusive of noncash
 interest of $121,669, $0, $352,657,
 and $0, respectively)                       161,736          14,802         424,593          22,264

                                        ------------    ------------    ------------    ------------

         TOTAL EXPENSES                      979,353       2,107,468       2,196,120       6,161,283
                                        ------------    ------------    ------------    ------------

NET LOSS                                $   (608,039)   $ (1,959,438)   $ (1,822,238)   $ (6,248,550)
                                        ============    ============    ============    ============
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                    $      (0.20)   $      (0.82)   $      (0.63)   $      (2.66)
                                        ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,966,810       2,385,813       2,884,252       2,348,071
                                        ============    ============    ============    ============

      See Accompanying Notes To Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                                                                                               Deferred
                                        Common Stock         Additional                      Stock-Based
                                    --------------------      Paid-In        Accumulated      Employee
                                      Shares      Amount      Capital           Deficit      Compensation      Total
                                    ----------    ------    ------------    --------------   ------------   ------------

Balance - December 31, 2000          2,778,569    $2,778    $ 22,592,466    $  (20,623,965)   $ (493,059)   $  1,478,220

Issuance of common stock
  for cash in private placements        60,000        60         119,940                                         120,000

Issuance of common stock to
  employees                            125,577       126         331,443                         (10,800)        320,769

Issuance of convertible
  debt with warrants and
  a beneficial conversion
  feature                                                        395,814                                         395,814

Issuance of common stock
  for services                          81,019        81         227,216                                         227,297

Amortization of employee
  stock-based compensation                                                                       183,010         183,010

Net loss for the period                                                         (1,822,238)                   (1,822,238)
                                    ----------    ------    ------------    --------------    ----------    ------------
Balance - June 30, 2001              3,045,165    $3,045    $ 23,666,879    $  (22,446,203)   $ (320,849)   $    902,872
                                    ==========    ======    ============    ==============    ==========    ============

      See Accompanying Notes To Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six Months Ended June 30
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                       $ (1,822,238)   $ (6,248,550)

Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization                                                                      516,420         974,767
  Depreciation                                                                       77,779          72,198
  Noncash interest expense                                                          352,657              --
  Stock-based compensation                                                          493,850       2,179,979

Changes in operating assets and liabilities:
  Receivables                                                                           751          15,821
  Prepaid expenses and other current assets                                          34,213         (41,439)
  Deferred revenue                                                                 (251,547)        378,721
  Accounts payable and accrued expenses                                              67,725         242,287
  Other current liabilities                                                        (154,525)        104,165
                                                                               ------------    ------------
Net cash used in operating activities                                              (684,915)     (2,322,051)
                                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment                                                  (2,258)       (180,385)
Payments for other assets                                                                --          (1,410)
                                                                               ------------    ------------
Net cash used in investing activities                                                (2,258)       (181,795)
                                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable                                                               --          23,600
Repayments of note payable                                                               --         (23,600)
Proceeds from convertible promissory notes                                          581,667              --
Proceeds from related party notes payable                                           128,500              --
Repayment of related party notes payable                                            (90,041)             --
Proceeds from issuance of common stock                                              120,000       1,334,959
Repayments of bank and other note payable                                                --          (1,298)
Repayments of capitalized leases                                                         --         (10,113)
                                                                               ------------    ------------
Net cash provided by financing activities                                           740,126       1,323,548
                                                                               ------------    ------------
INCREASE/(DECREASE) IN CASH                                                          52,953      (1,180,298)
CASH, AT BEGINNING OF PERIOD                                                          8,683       1,180,833
                                                                               ------------    ------------
CASH, AT END OF PERIOD                                                         $     61,636    $        535
                                                                               ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                       $      3,225    $     29,712
                                                                               ============    ============

                        SUPPLEMENTAL SCHEDULE OF NONCASH
                        INVESTING & FINANCING ACTIVITIES

Six Months Ended June 30, 2001:

Accounts payable and accrued expenses in the amount of $297,843 settled through issuance of common stock.

Accounts payable and accrued expenses settled through issuance of convertible promissory note payable in the amount of $52,500.

Accounts payable and accrued expenses in the amount of $23,413 converted to related party notes payable.

Property and equipment returned to vendor for credit, with corresponding reduction of accounts payable and accrued expenses, in the amount of $25,000.

Debt discount in the amount of $56,515 (unamortized balance of $43,157 as of June 30, 2001) due to issuance of convertible debt with detachable warrants.

Six Months Ended June 30, 2000:

Issuance of 6,000 shares of common stock in connection with the appointment of two independent directors, in the aggregate amount of $719,100.

Issuance of 13,500 shares of common stock in connection with employment contracts and employee bonuses, in the aggregate amount of $1,350,308.

Issuance of 4,250 shares of common stock in payment of $165,089 of consulting fees.

Issuance of 1,000 shares for advertising costs valued at $65,250. At June 30, 2000, $43,500 of such costs were recorded as prepaid expenses.

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

         GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has sustained recurring losses from operations that to date, total $22,446,203. The Company used $684,915 and $2,322,591 of cash in operations for the six months ended June 30, 2001 and 2000, respectively, and anticipates additional cash needs in the remainder of 2001. At June 30, 2001, the Company had a working capital deficiency of $3,550,677 and cash of $61,636. The Company has not deposited all of the back payroll taxes with the Internal Revenue Service ("IRS") for the period April 2000 through November 2000. Through June 30, 2001, $50,000 was deposited, reducing the accrual for back payroll taxes to approximately $341,000 as of June 30, 2001, including penalties and interest. An additional deposit was made subsequent to June 30, 2001 in the amount of $25,000.

         The IRS issued a levy against two of the Company's three bank accounts on April 30, 2001. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay a member of senior management his regular salary when due, which has resulted in an accrual for back salaries of approximately $27,000 as of June 30, 2001. The Company is also in default of mortgage note obligations encumbering its principal offices as of June 30, 2001 (see Note 3). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

         INTERIM RESULTS AND BASIS OF PRESENTATION - The unaudited condensed financial statements as of and for the quarters and six months ended June 30, 2001 and 2000 have been prepared by management of the Company and are unaudited. In management's opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of the Company's operations and its cash flows for the six months and quarter ended June 30, 2001. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 as included in the Company's report on Form 10-KSB as filed with the SEC on April 17, 2001.

         PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of parts.com Inc., and its wholly owned subsidiary FlexRadio, Inc. All significant intercompany transactions and balances have been eliminated for all periods presented.

         STOCK SPLIT - On June 15, 2001, the Board of Directors approved a reverse stock split of common stock of 1 share for 10 shares effective June 27, 2001. All common stock and per share information has been retroactively restated to reflect this reverse split for all periods presented.

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

         RECENT PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (Statement) No. 141, "Business Combinations" (Statement 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact of the provisions of Statement 141 and Statement 142 on the Company's financial statements and has not adopted such provisions in its June 30, 2001 financial statements.

2.       CONVERTIBLE PROMISSORY NOTES

         On July 20, 2000, the Company executed a convertible promissory note with an individual for up to a principal amount of $500,000. The note was subsequently modified on March 30, 2001 to allow for additional advances totaling $165,000, all of which were received during the six months ended June 30, 2001 ($50,000 received March 30; $65,000 received April 5; and $50,000 received June 8), resulting in an outstanding balance of $665,000 as of June 30, 2001. The note bears interest at 10% per annum and was due and payable in a single balloon payment of principal and interest on July 20, 2001; however, the note holder has extended the maturity date to September 4, 2001. The note, including accrued interest may be prepaid in full prior to maturity without penalty. The note is collateralized by the Company's real property located in Sanford, Florida, and the Company's Uniform Resource Locator ("URL"), "parts.com," and is subordinate to $380,000 of existing indebtedness applicable to such property.

         Provided the note has not been prepaid prior to maturity, the holder may convert the principal balance plus any accrued interest, before or at the scheduled maturity date of the note, into shares of the Company's common stock. Of the $665,000 outstanding as of June 30, 2001, $540,000 is convertible at the lower of $3.60 per share or 80% of the 5-day average closing bid price prior to the conversion date while $125,000 is convertible at $2.00 per share.

         On September 1, 2000, the Company executed a $250,000 unsecured Convertible Promissory Note with a second individual. The note bears interest at 10% per annum and is due and payable in a single balloon payment of principal and interest on September 1, 2001. The note, including accrued interest can be prepaid in full prior to maturity, without penalty. Provided the note has not been prepaid prior to maturity, the holder can convert the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's common stock at a conversion price of $3.75 per share.

         In December 2000, the Company revised the terms of the $250,000 note and the holder advanced an additional $300,000 under a new note. The outstanding principal under the replacement note ($550,000) plus interest at 10% is due and payable December 31, 2001. The note is collateralized by the Company's URL "parts.com" and the source code for the Company's TradeMotion Software only to the extent of the indebtedness under the note. The Company has the right to repay the entire principal under the note and in the event that the Company repays the principal, the holder loses all collateral rights. The holder may convert the $300,000 in additional principal plus interest into common stock at a conversion price of $3.00 per share. The previously funded $250,000 remains convertible into common stock at $3.75 per share.

         In February and March 2001, the holder advanced the Company an additional $200,000 and executed addendums to the note with the same terms as above, except that the additional $200,000 is convertible into common stock at the price of $2.00 per share. Also, as an inducement to fund the additional $200,000, the holder received a 90-day option to acquire 50,000 shares of the Company's stock at $2.00 per share, which expired April 30, 2001. In May 2001, the holder advanced an additional $100,000 under an amended convertible promissory note; this installment is convertible into common stock at the price of $2.00 per share. As an inducement to fund the additional $100,000, the holder received a 96-day option to acquire 100,000 shares of the Company's stock at $2.00 per share. In June 2001, the holder advanced the Company an additional $66,667 under an amended convertible promissory note; this installment is convertible into common stock at the price of $1.00 per share.

         On January 23, 2001 the Company executed a convertible promissory note with a third individual in the amount of $50,000. The note bears interest at 10% per annum and is due and payable in a single balloon payment on January 23, 2002. The note, including accrued interest may be prepaid in full prior to maturity without penalty. Provided the note has not been prepaid prior to maturity, the holder may convert the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's Common Stock at a conversion price of $2.00 per share. The holder of the note had an option to loan up to an additional $150,000 prior to April 27, 2001, which the holder failed to exercise.

         In April 2001, the Company settled an outstanding payable balance in the amount of $107,562 by issuing a convertible promissory note payable in the amount of $52,500 with payments beginning August 16, 2001, and ending in December 2001. If the Company fails to make the initial payment, the balance owed is converted to common stock at $2.75 per share.

         Due to the fair value of the beneficial conversion feature and detachable warrants associated with the notes issued during the six months ended June 30, 2001 totaling $581,667, the Company recorded a $395,814 debt discount and corresponding credit to additional paid in capital, $352,657 of which was recorded as noncash interest expense.

3.       MORTGAGE NOTES PAYABLE

         As of December 31, 2001 the Company was in default of a mortgage note payable for failure to remit monthly principal and interest payments. However, the Company entered into an agreement in March 2001 with its mortgage lender which provided for the deferral of pursuing any remedies available under the mortgage note payable agreement until after May 18, 2001 in exchange for the transfer of 10,000 total officers' and directors' personal shares, which were pledged as collateral for the notes. As payments have not resumed and no other agreements have been entered into deferring action by the mortgagor, the Company is in default. The Company is currently negotiating the assignment of the mortgage note payable to a related party; however, no formal agreement has been reached.

4.       STOCKHOLDERS' EQUITY

         For the six months ended June 30, 2001, no employees of the Company or nonemployees were issued options to purchase any shares of the Company's common stock.

         During the six months ended June 30, 2001, the Company settled several outstanding payables in the amount of $297,843 by issuing common stock of the Company.

5.       RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2001, Select Media Ltd., owned by an individual who indirectly owns more than 10% of the common stock of the Company, loaned the Company a total of $28,500, payable on demand and bearing interest at 10%. The Company repaid the loans in full during the six months ended June 30, 2001. Also during the six months ending June 30, 2001, the Company repaid this individual $8,000 as partial payment on other loans made to the Company prior to 2001. Additionally, the Company converted $21,106 of expense reimbursements owed to this individual accrued through June 30, 2001 to a note payable bearing 13% annual interest which is due and payable on demand.

         During the six months ended June 30, 2001, New Era, Inc., owned by an individual who indirectly owns more than 10% of the common stock of the Company, loaned the Company a total of $80,000 under two notes payable, both due and payable on demand and bearing interest at 13% for $50,000 and 8% for $30,000. The Company repaid the $50,000 note in full (including interest) and $2,000 of the other note during the six months ended June 30, 2001.

         During the six months ended June 30, 2001, Scott Anderson, a related party and employee of the Company loaned the Company a total of $20,000, payable on demand and bearing interest at 10%. No amounts were repaid on this note for the six months ended June 30, 2001. Additionally, the balance of this individual's expense reimbursements accrued through June 30, 2001 in the amount of $2,307 were converted to a note payable bearing 13% interest due and payable on demand. No amounts were repaid for the six months ending June 30, 2001; however, this note was paid in full subsequent to June 30, 2001 (including accrued interest).

         During the second quarter of 2001, the Company incurred and paid a commission in the amount $66,000 to an officer of the Company for completion of a software sale and design contract.

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

         Pursuant to the terms of the new employment agreements and the settlement agreements, the Company agreed to pay the employees cash in the total amount of $42,000, and issue a total of 119,575 shares of common stock valued at $315,909. Total value assigned to the stock was based on the market value on the date of the new employment agreements and settlement agreements, less a 10% discount.

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

         On January 4, 2001 and March 20, 2001, the Internal Revenue Service filed federal tax liens against the assets of the Company totaling $349,990 for undeposited payroll taxes for the period April 2000 through November 2000. At June 30, 2001 the Company's unpaid payroll taxes amounted to $341,000, including penalties and interest, and are included in "Other current liabilities" in the accompanying financial statements. On July 16, 2001 the Company deposited its second installment to the IRS for undeposited payroll taxes in the amount of $25,000.

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

Overview

As noted in the Company's Form 10-KSB for the year ended December 31, 2000, the Company has experienced significant operating losses and an accumulated deficit, which raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $1,822,238 for the six months ended June 30, 2001 and had an accumulated deficit of $22,446,203 at June 30, 2001. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development of, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations - Six Months Ending June 30, 2001

During the six months ended June 30, 2001, total revenues amounted to $627,184 versus $382,130 for the six months ended June 30, 2000. This increase is due primarily to the commencement and completion of a contract for software sale and development during the second quarter of 2001. The Company is in a state of transition with its expansion focused on its parts.com e-commerce business-to-business and software solutions. The Company has collected a total of approximately $1.3 million in annual territory fees from dealerships participating in its e-commerce initiative. Of this amount, $261,561 is recorded as deferred revenue at June 30, 2001.

The Company generated a gross profit of $373,882 for the six months ended June 30, 2001 compared to a gross loss of $87,267 for the six months ended June 30, 2000. The primary reason for the higher profit margin from 2000 to 2001 is due to the Company focusing its efforts and resources on selling auto parts over its web site in 2001 and licensing its e-commerce software solutions. Significant expenditures incurred during the six months ended June 30, 2001 include web site hosting costs and related telephone, Internet and T-1 expenses, as well as technical support salaries. The Company generated minimal transactions from its web site during the first two quarters of 2001. The balance of territory fees collected through June 30, 2001 have been recorded as deferred revenue and will continue to be amortized as income on a monthly basis. The Company has continually seen a steady increase in its web site transactions and believes that increased site traffic will result in sales as its product becomes known and gains market acceptance; however, there can be no assurance that such market acceptance shall be attained.

The net loss for the six months ended June 30, 2001 decreased by 71% to $1,822,238 compared with a net loss of $6,248,550 for the six months ended June 30, 2000. This decrease was primarily attributable to a decrease in operating and other expenses of $3,965,163 or 64% for the six months ended June 30, 2001 compared to the same period last year as a result of several factors. First, the Company decreased its workforce from 42 full-time employees and 3 full Time consultants/programmers at June 30, 2000 to 18 full-time employees at June 30, 2001. Second, stock-based employee compensation totaled $338,634 for the six months ended June 30, 2001 as compared to $2,040,061 for the same period last year reflecting a decrease of $1,701,427 or 83% and representing a reduction in the use of stock grants and the Company's stock value. Finally, amortization expense for the six months ended

June 30, 2001 decreased by 458,347, or 47%, to $516,420 as a result of (1) a fourth quarter 2000 impairment charge reducing the value of the FlexRadio, Inc. patent acquired in October 1999 by $1,019,818, and (2) fourth quarter 2000 impairment charges completely eliminating goodwill associated with the Company's acquisitions of UEP Inc., MTV Pinnacle Advertising Group Inc., and Livecode Inc. Offsetting these decreases was $352,657 in noncash interest recorded during the six months ended June 30, 2001 due to beneficial conversion features associated with the issuance of promissory notes which are convertible into shares of Company's common stock at prices below the fair market value of the stock on the dates the notes were issued.

Liquidity and Sources of Capital

Since its inception, the Company has sustained recurring losses from operations that to date, total $22,446,203. The Company used $684,915 and $2,322,051 of cash in operations for the six months ended June 30, 2001 and 2000, respectively and anticipates additional cash needs in the remainder of 2001. At June 30, 2001, the Company had a working capital deficiency of $3,550,677 and cash of $61,636. The Company also has not deposited all of the back payroll taxes with the Internal Revenue Service ("IRS") for the period April 2000 through November 2000; however, $50,000 was deposited through June 30, 2001 resulting in an accrual for back payroll taxes in the amount of approximately $341,000 as of June 30, 2001, including penalties and interest. Subsequent to June 30, 2001, an additional $25,000 was paid to the IRS.

The IRS issued a levy against two of the Company's three bank accounts on April 30, 2001. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay a member of senior management his regular salary when due, which has resulted in an accrual for back salaries of approximately $27,000 as of June 30, 2001. The Company is also in default of mortgage note obligations encumbering its principal offices as of June 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

During the six months ended June 30, 2001, the Company's operating cash requirement was $684,915 attributable to a net loss of $1,822,238 mitigated by non-cash charges for interest of $352,657, depreciation and amortization of $594,199 and stock-based compensation of $493,850. The net remaining shortfall was primarily funded by the net sale of common stock of $120,000; proceeds from the issuance of convertible promissory notes of $581,667; and, related party promissory notes of $128,500 received during the six months ended June 30, 2001. Partially offsetting this funding were the repayments of related party promissory notes of $90,041 during the six months ended June 30, 2001.

Since its reverse merger and 504 offering conducted in September 1998, the Company has financed its operations primarily through cash receipts from annual territory fees, equity private placements and most recently, proceeds from the issuance of convertible notes payable. At June 30, 2001, the Company had $61,636 of cash and a working capital deficiency of $3,550,677. As these funds have been largely used for operating purposes as of the date of this report, the Company requires additional financing in the near future to fund operations. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

                                OTHER INFORMATION

Changes in Securities and Use of Unregistered Securities

From January 2001 through June 2001, the Company sold 60,000 shares of common stock in private placements to 4 investors (all accredited) for net proceeds of $120,000 (share price of $2.00). The securities were issued in reliance on
Section 4 (2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

Legal Proceedings

As of December 31, 2000 the Company was in default of a mortgage note payable for failure to remit monthly principal and interest payments. However, the Company entered into an agreement in March 2001 with its mortgage lender which provided for the deferral of pursuing any remedies available under the mortgage note payable agreement until after May 18, 2001 in exchange for the transfer of 10,000 total officers' and directors' personal shares which were pledged as collateral for the notes. As payments have not resumed and no other agreements have been entered into deferring action by the mortgagor, the Company is in default. The Company is currently negotiating the assignment of the mortgage note payable to a related party, however, no formal agreement has been reached.

Employment Agreements

In March 2001, the Company entered into new employment agreements with three executives. These agreements generally provide for the following: (1) settlement of breaches of their original employment agreements (2) the payment of back salary due to these individuals, and (3) the commitment of the Company to pay a lump sum amount of $100,000 per employee, only in the event the Company does not adhere to the terms of the new employment agreements and settlement terms.

Pursuant to the terms of the settlement agreements, the Company agreed to pay the employees above cash in the total amount of $15,000, and issue a total of 85,551 shares of common stock valued at $221,836. Total value assigned to the stock was based on the market value on the date of the new employment agreements and settlement agreements, less a 10% discount.

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

In March 2001, the Company entered into a settlement agreement regarding Jeffrey Odato's breached employment agreement. Under the terms of the agreement, Mr. Odato received a one-time cash payment of $2,000 and 14,404 shares of common stock in lieu of $28,807 worth of back salary. The agreement contains a commitment of the Company to pay a lump sum amount of $50,000, to Odato, only in the event the Company does not adhere to its terms.

On July 9, 2001, based on the recommendations of a compensation committee of outside advisors, the Board of Directors approved new employment agreements for Shawn Lucas and Scott Anderson. Both agreements are for five-year terms and generally provided for an initial annual salary of $72,000 and stock options based on performance. In addition, the agreements addressed stock options, unpaid wages and risks assumed by the employees. No additional shares of stock were issued to the employees.

In March 2001, the Company entered into a settlement agreement regarding Jon Palazzo's breached employment agreement. Under the terms of the agreement, Mr. Palazzo is to receive $25,000 cash paid in monthly installments beginning May 2001 through December 2001. Through June 30, 2001 Mr. Palazzo has received the first two monthly installments per his agreement. Subsequent to June 30, 2001 Mr. Palazzo has received an additional monthly installment per his agreement. Mr. Palazzo also agreed to accept 19,621 shares of common stock in lieu of $30,242 worth of back salary.

Reports on Form 8-K

The following items were reported on a Form 8-K during the three months ended June 30, 2001:

June 26, 2001 - On June 15, 2001, the directors approved a one-for-ten reverse stock split, wherein every ten shares of parts.com common stock will convert into one share of the effective date of the split. Shareholders will receive an additional share for fractional shares. The reverse stock split is scheduled to become effective at the close of business on June 27, 2001 and reduce the number of shares issued and outstanding from approximately 30,145,197 million shares to 3,014,519 million shares and the public float from 8,398,646 shares to approximately 839,864 shares with approximately 4,000 shareholders of record. The number of authorized common shares will be reduced from 50,000,000 to 5,000,000.

On June 15, 2001, the Company also announced new CUSIP #702140203 and new stock symbol PART, effective Thursday morning, June 28, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PARTS.COM, INC.


August 20, 2001                     By: /s/ Shawn D. Lucas
                                        ----------------------------------------
                                        Shawn D. Lucas, President and
                                        Chief Financial Officer