Form 10QSB
period 2001-09-30
PARTS COM INC
filed 2001-11-19
CIK 1096494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                          Commission File No. 000-28243


                                 parts.com, Inc.
             (Exact Name of Registrant as specified in its Charter)


                   NEVADA                                88-0344869
        (State or Other Jurisdiction                   (IRS Employer
      of Incorporation or Organization)              Identification No.)


            121 EAST FIRST STREET
              SANFORD, FLORIDA                               32771
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

                           X
                       ---------            ---------
                          YES                   NO


As of September 30, 2001, there were 3,045,165 shares of common stock outstanding.

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Index to Financial Statements

PARTS.COM, INC. AND SUBSIDIARY CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets at
      September 30, 2001 and December 31, 2000                               3-4

Condensed Consolidated Statements of Operations for the Three and
      Nine Months Ended September 30, 2001 and 2000                            5

Condensed Consolidated Statement of Stockholders'Equity for
      the Nine Months Ended September 30, 2001                                 6

Condensed Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 2001 and 2000                          7-8

Notes to Condensed Consolidated Financial Statements                        9-16

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      17-19

PART II. OTHER INFORMATION AND SIGNATURES                                  20-21


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

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                         PARTS.COM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                     ASSETS

                                                           September 30,  December 31,
                                                               2001           2000
                                                               ----           ----
CURRENT ASSETS:

Cash                                                        $    4,850     $    8,683
Accounts receivable, net of allowance for doubtful
  accounts of $0 and $77,863, respectively                      26,000         10,751
Prepaid expenses and other current assets                       11,102         67,323
                                                            ----------     ----------
Total Current Assets                                            41,952         86,757
                                                            ----------     ----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
  $362,606 and $257,216, respectively                          777,851        929,084

DEFERRED LOAN COSTS, net of accumulated amortization
  $36,746 and $25,343 respectively                             221,754        233,157

OTHER ASSETS, net of accumulated amortization of
  $957,685 and $897,351, respectively                           37,564        104,634

PATENT, net of accumulated amortization
  of $2,288,995 and $1,532,950, respectively                 3,108,187      3,864,232
                                                            ----------     ----------
Total Assets                                                $4,187,308     $5,217,864
                                                            ==========     ==========


See Accompanying Notes to Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          September 30,     December 31,
                                                              2001              2000
                                                              ----              ----
CURRENT LIABILITIES:

Accounts payable and accrued expenses                     $    618,211      $    915,455
Other current liabilities                                      720,572           801,070
Current portion of mortgages payable                           398,083           381,562
Convertible promissory notes, net of unamortized debt
   discount of $19,523 and $0, respectively                  1,764,644         1,050,000
Notes payable, related party                                   122,876            61,298
Line of credit                                                 100,000                --
Deferred revenue                                                11,091           513,108
                                                          ------------      ------------
Total Current Liabilities                                    3,735,477         3,723,123

LONG-TERM PORTION OF MORTGAGE NOTES PAYABLE                         --            16,521
                                                          ------------      ------------
Total Liabilities                                            3,735,477         3,739,644
                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred Stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                     --                --

Common Stock, $.001 par value, 5,000,000 shares
   authorized, 3,045,165 and 2,778,569 shares
   issued and outstanding, respectively                          3,045             2,778

Additional paid-in capital                                  24,907,004        22,592,466

Accumulated deficit                                        (24,312,612)      (20,623,965)

Deferred stock-based employee compensation                    (145,606)         (493,059)
                                                          ------------      ------------
Total Stockholders' Equity                                     451,831         1,478,220
                                                          ------------      ------------
Total Liabilities and Stockholders' Equity                $  4,187,308      $  5,217,864
                                                          ============      ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                Three Months Ended                Nine Months Ended
                                                   September 30                      September 30
                                                   ------------                      ------------
                                              2001             2000              2001            2000
                                              ----             ----              ----            ----
NET SALES                                  $   317,879      $   350,716      $   945,063      $   732,846

COST OF SALES                                  140,898          215,442          394,200          684,839
                                           -----------      -----------      -----------      -----------
         GROSS PROFIT                          176,981          135,274          550,863           48,007
                                           -----------      -----------      -----------      -----------
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:

  Stock-based employee compensation          1,330,764           33,280        1,669,398        2,002,159

  Stock-based consulting fees                   16,406          113,223          171,622          324,323

  Other                                        244,134          881,426          927,612        3,793,501

  Amortization                                 258,210          451,296          774,630        1,426,063

  Depreciation                                  35,696           26,132          113,475           98,330

INTEREST, NET (inclusive of noncash
 interest of $107,509, $625,000,
 $460,166, and $625,000, respectively)         158,180          640,680          582,773          662,944
                                           -----------      -----------      -----------      -----------

         TOTAL EXPENSES                      2,043,390        2,146,037        4,239,510        8,307,320
                                           -----------      -----------      -----------      -----------

NET LOSS                                   $(1,866,409)     $(2,010,763)     $(3,688,647)     $(8,259,313)
                                           ===========      ===========      ===========      ===========
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                       $      (.61)     $      (.80)     $     (1.26)     $     (3.47)
                                           ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   3,045,165        2,439,300        2,938,474        2,378,698
                                           ===========      ===========      ===========      ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                                    Deferred
                                           Common Stock             Additional                     Stock-Based
                                   ----------------------------       Paid-In      Accumulated      Employee
                                      Shares          Amount          Capital        Deficit      Compensation       Total
                                      ------          ------          -------        -------      ------------       -----
Balance - December 31, 2000           2,778,569    $      2,778    $ 22,592,466   $(20,623,965)   $   (493,059)   $  1,478,220

Issuance of common stock
  for cash in private placements         60,000              60         119,940                                        120,000

Issuance of common stock to
  employees                             125,577             126         331,443                        (10,800)        320,769

Issuance of convertible
  debt with warrants and
  a beneficial conversion
  feature                                                               479,689                                        479,689

Issuance of common stock
  for services                           81,019              81         227,216                                        227,297

Issuance of employee
  stock options                                                       1,156,250                     (1,156,250)             --

Amortization of employee
  stock-based compensation                                                                           1,514,503       1,514,503

Net loss for the period                                                             (3,688,647)                     (3,688,647)
                                   ------------    ------------    ------------   ------------    ------------    ------------
Balance - September 30, 2001          3,045,165    $      3,045    $ 24,907,004   $(24,312,612)   $   (145,606)   $    451,831
                                   ============    ============    ============   ============    ============    ============


      See Accompanying Notes To Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30
                                                                ------------
                                                            2001             2000
                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $(3,688,647)     $(8,259,313)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization                                             774,630        1,426,063
   Depreciation                                             113,475           98,330
   Noncash interest expense                                 460,166          625,000
   Stock-based compensation                               1,841,020        2,326,482

Changes in operating assets and liabilities:
   Receivables                                              (15,249)          44,961
   Prepaid expenses and other current assets                 56,221          (63,911)
   Deferred revenue                                        (502,017)          62,194
   Accounts payable and accrued expenses                     85,106          373,976
   Other current liabilities                                (80,498)         270,969
                                                        -----------      -----------
Net cash used in operating activities                      (955,793)      (3,095,249)
                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments for property and equipment                       (2,242)        (180,236)
   Proceeds from sale of property and equipment              15,000               --
   Payments for other assets                                     --           (4,286)
                                                        -----------      -----------
Net cash provided by (used in)
  investing activities                                       12,758         (184,522)
                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Line of credit advances                                     100,000               --
Proceeds from note payable                                       --          126,100
Repayment of note payable                                        --         (126,100)
Proceeds from convertible promissory notes                  681,667          625,000
Proceeds from related party notes payable                   185,500               --
Repayments of related party notes payable                  (147,965)              --
Proceeds from issuance of common stock                      120,000        1,484,958
Repayments of bank and other note payable                        --             (802)
Repayments of capitalized leases                                 --          (10,113)
                                                        -----------      -----------
Net cash provided by financing activities                   939,202        2,099,043
                                                        -----------      -----------

INCREASE/(DECREASE) IN CASH                                  (3,833)      (1,180,728)
CASH, AT BEGINNING OF PERIOD                                  8,683        1,180,333
                                                        -----------      -----------
CASH, AT END OF PERIOD                                  $     4,850      $       105
                                                        ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest:               $     9,329           39,147
                                                        ===========      ===========

                        SUPPLEMENTAL SCHEDULE OF NONCASH
                        INVESTING & FINANCING ACTIVITIES

Nine Months Ended September 2001:

Accounts payable and accrued expenses in the amount of $281,437 settled through issuance of common stock.

Accounts payable and accrued expenses settled through issuance of convertible promissory note payable in the amount of $52,500.

Accounts payable and accrued expenses in the amount of $23,413 converted to related party notes payable.

Property and equipment returned to vendor for credit, with corresponding reduction of accounts payable and accrued expenses, in the amount of $25,000.

Debt discount in the amount of $56,515 (unamortized balance of $19,523 as of September 30, 2001) due to issuance of convertible debt with detachable warrants.


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

      GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has sustained recurring losses from operations that to date, total $24,312,612. The Company used $955,793 and $3,095,249 of cash in operations for the nine months ended September 30, 2001 and 2000, respectively, and anticipates additional cash needs in the remainder of 2001. At September 30, 2001, the Company had a working capital deficiency of $3,693,525 and cash of $4,850. The Company still has not deposited all of the back payroll taxes with the Internal Revenue Service ("IRS") for the period April 2000 through November 2000. Through September 30, 2001, $100,000 was remitted to the IRS, reducing the accrual for back payroll taxes to approximately $291,000 as of September 30, 2001, including penalties and interest. There have been no additional deposits made with the IRS subsequent to September 30, 2001.

      The IRS issued a levy against two of the Company's three bank accounts on April 30, 2001. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay a former member and two current members of senior management their regular salary when due, which has resulted in an accrual for back salaries of approximately $113,000 as of September 30, 2001. The Company was also in default of mortgage note obligations encumbering its principal offices as of September 30, 2001 (see Notes 3 and 7). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

      The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of an aggressive marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual subscription fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software, and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to the Company's stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

      INTERIM RESULTS AND BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended September 30, 2001 and 2000 have been prepared by management of the Company and are unaudited. In management's opinion, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of the Company's operations and its cash flows for the nine months and quarter ended September 30, 2001. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 as included in our report on Form 10-KSB as filed with the SEC on April 17, 2001.

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

      On September 10, 2001, the Company notified its entire dealership network that its parts.com marketplace would no longer be charging transaction fees for orders received and forwarded to the Company's distribution network. The Company cancelled its transaction fee based model and adopted an annual subscription fee based model. The Company did not receive any written correspondence objecting to this change and, therefore, on September 30, 2001, all parts.com marketplace orders were forwarded to dealers within the parts.com distribution network who have subscribed to the Company's TradeMotion Storefront software. Service was cancelled prior to September 30, 2001, for all dealerships who did not respond to such notice by renewing their agreement under the new subscription fee based model. Accordingly, the Company recognized all remaining deferred revenues at September 30, 2001 pertaining to its old transaction fee based model in the amount of approximately $131,000 during the three months ended September 30, 2001.

      As of September 30, 2001 the Company no longer charges annual territory fees to customers based upon each level of distribution and vehicle line that the customer purchases. Initially, annual fees were to be amortized into income over a period not to exceed 12 months commencing with the date the customer begins fulfilling parts orders for the web site. Effective October 2000, the Company extended the customer contracts through December 31, 2001. On September 30, 2001, however, the Company cancelled all annual territory fees to customers and as result of the change, fees were amortized into income over a total of 18 months. Unamortized fees under the new subscription fee based model are recorded as deferred revenue. Sales commissions associated with annual territory fees are recorded as prepaid expenses and are charged against income as the revenue is recognized.

2.    CONVERTIBLE PROMISSORY NOTES

      JAMES HALL NOTES - On July 20, 2000, the Company executed a convertible promissory note with an individual for up to a principal amount of $500,000. The note was subsequently modified on March 30, 2001 to allow for additional advances totaling $165,000, all of which were received during the six months ended June 30, 2001 ($50,000 received March 30; $65,000 received April 5; and $50,000 received June 8). The note bears interest at 10% per annum and was due and payable in a single balloon payment of principal and interest on July 20, 2001; however, the note holder has extended the maturity date to December 5, 2001. The note, including accrued interest, may be prepaid in full prior to maturity without penalty. The note is collateralized by the Company's real property located in Sanford, Florida, and the Company's Uniform Resource Locator ("URL"), "parts.com," and is subordinate to $380,000 of existing indebtedness applicable to such property.

      Provided the note has not been prepaid prior to maturity, the holder may convert the principal balance plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's common stock. Of the $665,000 outstanding as of September 30, 2001, $540,000 is convertible at the lower of $3.60 per share or 80% of the 5-day average closing bid price prior to the conversion date while $125,000 is convertible at $2.00 per share.

      On September 28, 2001, the Company executed another convertible promissory with this same individual for up to a principal amount of $250,000, $55,000 of which was received during the three months ended September 30, 2001. The note bears interest at 10% per annum and all outstanding principal and interest is due and payable on December 4, 2001. Provided the note has not been prepaid prior to maturity, the holder may convert the principal and interest, or any portion thereof in an amount not less than $50,000, to shares of common stock of the Company at the lower of $0.75 per share or 80% of the average closing ask price for the 5 trading days preceding the conversion. The note, including accrued interest, may be prepaid in full prior to maturity without penalty and is collateralized by the Company's real and intangible property consistent with the original note dated July 20, 2000 (as modified on March 30, 2001) described above.

      DOUGLAS NAGEL NOTES - On September 1, 2000, the Company executed a $250,000 Unsecured Convertible Promissory Note with an individual. The note bears interest at 10% per annum and is due and payable in a single balloon payment Of principal and interest on September 1, 2001. The note, including accrued interest can be prepaid in full prior to maturity, without penalty. Provided the note has not been prepaid prior to maturity, the holder can convert the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's common stock at a conversion price of $3.75 per share.

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

      On August 31, 2001, the holder executed a new convertible note agreement with the Company and advanced the Company an additional $45,000 during the three months ended September 30, 2001. The terms of the new note agreement are the same as those noted above with the exception of the rate at which the outstanding principal and interest is convertible into the Company's common stock. The new note agreement calls for conversion at the option of the holder any time prior to the maturity date on all outstanding principal and interest at the lower of $0.75 per share or 80% of the average closing price of the Company's common stock for the 5 business days immediately preceding the date of conversion.

      On August 31, 2001, the Company also executed a credit line with this individual for a maximum principal draw of $500,000 at not more than a proposed amount of $50,000 per month at the lender's discretion. This credit line is effective beginning August 31, 2001 and ends on December 31, 2001. The credit line bears interest at 10% per annum. Through September 30, 2001, $100,000 had been drawn against this line of credit agreement.

      OTHER NOTES - On January 23, 2001 the Company executed a convertible promissory note with an individual in the amount of $50,000. The note bears interest at 10% per annum and is due and payable in a single balloon payment on January 23, 2002. The note, including accrued interest may be prepaid in full prior to maturity without penalty. Provided the note has not been prepaid prior to maturity, the holder may convert the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's Common Stock at a conversion price of $2.00 per share. The holder of the note had an option to loan up to an additional $150,000 prior to April 27, 2001, which the holder failed to exercise.

      In April 2001, the Company settled an outstanding payable balance in the amount of $107,562 by issuing a convertible promissory note payable in the amount of $52,500 with payments beginning August 16, 2001, and ending in December 2001. If the Company fails to make the initial payment, the balance owed is converted to common stock at $2.75 per share. As a result of this transaction, the Company recorded non-cash interest expense in the amount of $7,159 for the six months ended June 30, 2001, for the beneficial conversion feature.

      NONCASH INTEREST EXPENSE - Due to the fair value of the beneficial conversion feature and detachable warrants associated with the notes issued and described above during the nine months ended September 30, 2001, the Company recorded a $479,689 debt discount and corresponding credit to additional paid in capital, $460,166 of which was recorded as noncash interest expense during this same period.

3.    MORTGAGE NOTES PAYABLE

      As of December 31, 2000 the Company was in default of a mortgage note payable for failure to remit monthly principal and interest payments. However, the Company entered into an agreement in March 2001 with its mortgage lender which provided for the deferral of pursuing any remedies available under the mortgage note payable agreement until after May 18, 2001 in exchange for the transfer of 10,000 total officers' and directors' personal shares, which were pledged as collateral for the notes. As payments have not resumed and no other agreements have been entered into deferring action by the mortgagor, the Company was in default at September 30, 2001; however, the property subject to this mortgage note payable was sold and the note repaid subsequent to September 30, 2001 curing the default. See Note 7 for additional description of this transaction.

4.    STOCKHOLDERS' EQUITY

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based upon the market value on the date of grant.

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

      The Company awarded a total of 1,000,000 options to two employees during the three months ended September 30, 2001 valued at $1,156,250, all of which was immediately recognized and recorded as stock-based employee compensation expense in the accompanying condensed consolidated financial statements. See Note 5 for additional description of these options.

      During the nine months ended September 30, 2001, the Company settled several outstanding payables in the amount of $281,437 by issuing common stock of the Company.

5.    RELATED PARTY TRANSACTIONS

      During the nine months ended September 30, 2001, Select Media Ltd., owned by an individual who indirectly owns more than 10% of the common stock of the Company, loaned the Company a total of $28,500, payable on demand and bearing interest at 10%. The Company repaid the loans in full during the nine months ended September 30, 2001. Also during the nine months ending September 30, 2001, the Company repaid this individual $28,408 as partial payment on other loans made to the Company prior to 2001. Additionally, the Company converted $21,106 of expense reimbursements owed to this individual accrued through September 30, 2001 to a note payable bearing 13% annual interest which is due and payable on demand.

      During the nine months ended September 30, 2001, New Era, Inc., owned by an individual who indirectly owns more than 10% of the Common Stock of the Company, loaned the Company a total of $80,000 under two notes payable, both due and payable on demand and bearing interest at 13% for $50,000 and 8% for $30,000. The Company repaid the $50,000 note in full (including interest) and $2,000 of the other note during the nine months ended September 30, 2001.

      During the nine months ended September 30, 2001, George P. Demakos, an individual who owns more than 10% of the common stock of the Company, loaned the Company three separate notes totaling $57,000 payable on demand and bearing interest at 14% per annum. The Company repaid $30,000 of the notes in full (including interest) during the nine months ended September 30, 2001.

      During the nine months ended September 30, 2001, Scott Anderson, a related party and employee of the Company loaned the Company a total of $20,000, payable on demand and bearing interest at 10%. During the nine months ended $7,700 in principal was re-paid (and interest). Additionally, the balance of this individual's expense reimbursements accrued through September 30, 2001 were converted to a note payable bearing 13% interest due and payable on demand. The entire amount of this note has been repaid during the nine months ended September 30, 2001.

      During the nine months ended September, 30, 2001, the Company incurred and paid a commission in the amount $66,000 to an officer of the Company for completion of a software sale and design contract.

      On July 9, 2001, the Company entered into two similar employment agreements for a term of 5 years with Shawn Lucas, President and CFO, and Scott Anderson, Chief Technical Officer, both of whom are the only active members of the Company's Board of Directors. Generally, the employment agreements provide for annual salaries of $72,000 each, retroactive to January 1, 2001, subject to an increase to $144,000 effective January 1, 2002. The agreements also provide for sales commissions of 20% of the gross sales price of all software, license, and other products sold by each employee during the first six months of the employment agreements.

      These employment agreements also provide for the grant of three types of options to purchase shares of the Company's common stock: Signing Options, Risk Options, and Performance Options. Each employee was granted 250,000 Signing Options and 250,000 Risk Options for a total of 1,000,000 options. Both of these types of options were subject to vesting over 4 years, have a $0.01 strike price, and a 10 year contractual life. Both the Signing Options and Risk Options, valued at a total of $1,156,250 for both employees pursuant to the provisions of APB 25, were determined to be granted for past services provided to the Company and, therefore, were fully expensed during the three months ended September 30, 2001. Additionally, both the Signing Options and Risk Options are subject to immediate vesting in the event of either voluntary or involuntary termination, with or without cause, of employment with the Company.

      The Performance Options have a $1.00 strike price and a 10 year contractual life. Each employee is entitled to receive 100,000 Performance Options, subject to immediate vesting, if the per share closing price of the Company's common stock is $1.25 or greater for 5 consecutive closes. Furthermore, each employee was entitled to receive an additional 100,000 shares of the Company's common stock for each additional increment of $0.25 in stock price (e.g., $1.50, $1.75, $2.00, etc.) for which the closing price is at or above that level for 5 consecutive closes. As these targets have not yet been achieved, no Performance Options have been awarded and, therefore, no compensation expense has been recorded. In the event of the employees' termination of employment with the Company, voluntary or involuntary and with or without cause, Performance Options will only be granted to the extent they have been earned pursuant to the criteria noted above. The Performance Options, once awarded, will be subject to variable accounting treatment prescribed by APB 25, which generally provides that estimated compensation cost will be measured and recorded based on the fair value of the Company's common stock as of each reporting date (in this instance, September 30, 2001) until the options are exercised, forfeited, or expire unexercised.

      On August 29, 2001, the Company was unable to meet its payroll obligations to Shawn Lucas and Scott Anderson and, accordingly, was in violation of their employment agreements described above. In consideration of the breach of these agreements, the Company's Board of Directors modified the terms of these agreements so that the Signing Options and Risk Options would fully vest on September 28, 2001.

      The initial performance stock price goal for the Performance Options of $1.25 was changed to $0.50 and all subsequent increments are to be measured from this new price. Furthermore, the Performance Options strike price of $1.00 was lowered to $0.40. Due to this modification, an additional 100,000 options were awarded to each individual during September 2001; however, no compensation expense was recognized as the fair value of the stock as of September 30, 2001 was less than the strike price.


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

      On January 4, 2001 and March 20, 2001, the Internal Revenue Service filed federal tax liens against the assets of the Company totaling $349,990 for undeposited payroll taxes for the period April 2000 through November 2000. At September 30, 2001 the Company's unpaid payroll taxes amounted to approximately $291,000, including penalties and interest, and are included in "Other current liabilities" in the accompanying financial statements. The Company remitted $100,000 to the IRS pertaining to these unpaid payroll taxes during the nine months ended September 30, 2001.

7.    SUBSEQUENT EVENTS

      Subsequent to September 30, 2001 and prior to November 6, 2001, James Hall and Douglas Nagel have loaned the Company a total of $30,000 and $45,000, respectively, pursuant to the terms of the convertible notes payable and line of credit agreement described in Note 2.

      On October 17, 2001 New Era Partners Inc., a company owned by George Demakos an affiliate who owns more than 10% of parts.com purchased from the Company the building which houses the Company's corporate headquarters, as well as the adjacent parking lot. The contract sales price was $550,000. The Company applied $110,000 owed to George Demakos, New Era Partners Inc., and Select Media Ltd., to the sale price which resulted in a total balance due to George Demakos, New Era

      Partners Inc., and Select Media of $5,671. As of September 30, 2001, this liability was listed in the notes payable, related party line item of the balance sheet.

      Douglas Nagel and James Hall released their liens against the property titled in the aforementioned paragraph in order for the closing to take place. The funds paid to the Eugene W. Gramzow Revocable Trust, the lender, were insufficient to cover the total liability owed by the Company and personally guaranteed by Shawn D. Lucas a related party who owns more than 10% of the Company. Subsequently, George P. Demakos, Shawn D. Lucas and Scott Anderson personally guaranteed $25,000 owed to the Eugene W. Gramzow Revocable Trust and payments of $1,000 a month for 24 months are to be made by the Company.

      The Company authorized the issuance of 40,000 shares to parties related to or affiliated with the Eugene W. Gramzow Revocable Trust in conjunction with the closing. All property taxes due and payable by the Company in the approximate amount of $7,000 and listed in accounts payable and accrued expenses in the accompanying balance sheet were satisfied at the closing date of October 17, 2001. Pursuant to the sale purchase agreement New Era Partners Inc. assumed the note payable to Interbay Funding in the amount of $17,000 which is listed in the current portion of the mortgage payable of the balance sheet dated September 30, 2001.

      On October 1, 2001 the Company entered into a revised representation agreement and retainer letter with Kevin J. Hubbart who serves as general corporate counsel to the Company. In the agreement the Company issued 50,000 shares for services rendered through September 30, 2001 and 120,000 shares for the remainder of the term of said agreement, which is through September 30, 2002. As the 50,000 shares were issued for services that occurred prior to September 30, 2001, the total fair value of these shares in the amount of $16,406, which is based on the closing price of the shares on October 1, 2001, was recognized as stock-based consulting fees during the three months ended September 30, 2001.

                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS QUARTERLY REPORT, AS WELL AS THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000 AS FILED WITH THE SEC ON APRIL 17, 2001.

OVERVIEW

As noted in the Company's Form 10-KSB for the year ended December 31, 2000, the Company has experienced significant operating losses and an accumulated deficit, which raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $3,688,647 for the nine months ended September 30, 2001 and had an accumulated deficit of $24,312,612 at September 30, 2001. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development of and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

RESULTS OF OPERATIONS - NINE MONTHS ENDING SEPTEMBER 30, 2001

During the nine months ended September 30, 2001, total revenues amounted to $945,063 versus $732,846 for the nine months ended September 30, 2000. This increase is due to two factors. First, the commencement and completion of a contract for software sale and development during the second quarter of 2001. Secondly, the Company recognized the remainder of unearned territory fees relating to its old transaction fee based model since service was cancelled in September 2001 for all customers who had not subscribed to the new subscription fee based model. The Company is in a state of transition with its expansion focused on its parts.com e-commerce business-to-business and software solutions. The Company has collected a total of approximately $1.3 million in annual territory fees from dealerships participating in its e-commerce initiative, all of which has now been recognized as revenue through September 30, 2001.

The Company generated a gross profit of $550,863 for the nine months ended September 30, 2001 compared to a gross profit of $48,007 for the nine months ended September 30, 2000. The primary reason for the higher profit margin from 2000 to 2001 is due to the Company focusing its efforts and resources on selling auto parts over its web site in 2001 and licensing its e-commerce software solutions. Significant expenditures incurred during the nine months ended September 30, 2001 include web site hosting costs and related telephone, Internet and T-1 expenses, as well as technical support salaries. The Company generated minimal transactions from its web site during the first three quarters of 2001, but has seen a gradual increase in its web site transactions and believes that increased site traffic will result in sales as its product becomes known and gains market acceptance; however, there can be no assurance that such market acceptance can be attained.

The net loss for the nine months ended September 30, 2001 decreased by 55% to $3,688,647 compared with a net loss of $8,259,313 for the nine months ended September 30, 2000. This decrease was primarily attributable to a decrease in operating and other expenses of $4,067,810 or 49% for the nine months ended September 30, 2001 compared to the same period last year as a result of several factors. First, the Company decreased its workforce from 42 full-time employees and 1 full time consultants/programmers at September 30, 2000 to 11 full-time employees and 1 consultant paid in cash and stock issuances at September 30, 2001. Second, stock-based employee compensation totaled $1,669,398 for the nine months ended September 30, 2001 as compared to $2,002,159 for the same period last year reflecting a decrease of $332,761 or 17% and representing a reduction in the use of stock and option grants and the Company's stock value. Finally, amortization expense for the nine months ended September 30, 2001 decreased by 651,433, or 46%, to $774,630 as a result of (1) a fourth quarter 2000 impairment charge reducing the value of the FlexRadio, Inc. patent acquired in October 1999 by $1,019,818, and (2) fourth quarter 2000 impairment charges completely eliminating goodwill associated with the Company's acquisitions of UEP Inc. MTV Pinnacle Advertising Group Inc., and Livecode Inc.

Offsetting these decreases was $460,166 in noncash interest expense recorded during the nine months ended September 30, 2001 due to beneficial conversion features and warrants associated with the issuance of promissory notes which are convertible into shares of Company's common stock at prices below the fair market value of the stock on the dates the notes were issued.

LIQUIDITY AND SOURCES OF CAPITAL

Since its inception, the Company has sustained recurring losses from operations that to date, total $24,312,612. The Company used $955,793 and $3,095,249 of cash in operations for the nine months ended September 30, 2001 and 2000, respectively, and anticipates additional cash needs in the remainder of 2001. At September 30, 2001, the Company had a working capital deficiency of $3,693,525 and cash of $4,850. The Company still has not deposited all of the back payroll taxes with the Internal Revenue Service ("IRS") for the period April 2000 through November 2000. Through September 30, 2001, $100,000 was remitted to the IRS, reducing the accrual for back payroll taxes to approximately $291,000 as of September 30, 2001, including penalties and interest. There have been no additional deposits made with the IRS subsequent to September 30, 2001.

The IRS issued a levy against two of the Company's three bank accounts on April 30, 2001. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay a former member and two current members of senior management their regular salary when due, which has resulted in an accrual for back salaries of approximately $113,000 as of September 30, 2001. The Company was also in default of mortgage note obligations encumbering its principal offices as of September 30, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of an aggressive marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual subscription fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software, and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to the Company's stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

During the nine months ended September 30, 2001, the Company's operating cash requirement was $955,793 attributable to a net loss of $3,688,647 mitigated by non-cash charges for interest of $460,166, depreciation and amortization of $888,105 and stock-based compensation of $1,841,020. The net remaining shortfall was primarily funded by the net sale of common stock of $120,000; proceeds from the issuance of convertible promissory notes of $681,667; and, related party promissory notes of $185,500 received during the nine months ended September 30, 2001. Partially offsetting this funding were the repayments of related party promissory notes of $147,965 during the nine months ended September 30, 2001.

Since its reverse merger and 504 offering conducted in September 1998, the Company has financed its operations primarily through cash receipts from annual territory fees, equity private placements and most recently, proceeds from the issuance of convertible notes payable. As these funds have been largely used for operating purposes as of the date of this report, the Company requires additional financing in the near future to fund operations. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or to our stockholders. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

                    PART II. OTHER INFORMATION AND SIGNATURES

CHANGES IN SECURITIES AND USE OF UNREGISTERED SECURITIES

From January 2001 through September 2001, the Company sold 60,000 shares of common stock in private placements to 4 investors (all accredited) for net proceeds of $120,000 (share price of $2.00). The securities were issued in reliance on Section 4 (2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

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

All provisions contained in the employment agreements for the above-named executives are identical. Under each agreement, the individual is entitled to participate in all employee benefit programs generally available to Company employees, including participation in health care and disability plans, stock option plans and any retirement plan. The original term of the agreements is three years; however, as a result of the settlement agreements with these individuals, the agreements expired on July 1, 2001. The agreements provide for payment of commissions related to any sales directly generated by the Company as a result of the individual's efforts.

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

In March 2001, the Company entered into a settlement agreement regarding Jeffrey Odato's breached employment agreement. Under the terms of the agreement, Mr. Odato received a one-time cash payment of $2,000 and 14,404 shares of common stock in lieu of $28,807 worth of back salary. The agreement contained a commitment of the Company to pay a lump sum amount of $50,000, to Odato, only in the event the Company does not adhere to its terms.

On July 9, 2001, based on the recommendations of a compensation committee of outside advisors, the Board of Directors approved new employment agreements for Shawn Lucas and Scott Anderson. Both agreements are for five-year terms and generally provided for an initial annual salary of $72,000 and stock options based on performance. In addition, the agreements addressed stock options, unpaid wages and risks assumed by the employees. No additional shares of stock were issued to the employees. See Note 7 to the accompanying financial statements for additional description of these agreements.

In March 2001, the Company entered into a settlement agreement regarding Jon Palazzo's breached employment agreement. Under the terms of the agreement, Mr. Palazzo is to receive $25,000 cash paid in monthly installments beginning May 2001 through December 2001. Through September 30, 2001 Mr. Palazzo has received the first four monthly installments per his agreement. During the third quarter, the company suspended any further payments to Mr. Palazzo due to a non-compete breach by Mr. Palazzo. The balance of Mr. Palazzo's settlement remains as a liability under accrued expenses until this matter is resolved. Mr. Palazzo also agreed to accept 19,621 shares of common stock in lieu of $30,242 worth of back salary.

REPORTS ON FORM 8-K

The following items were reported on a Form 8-K during the three months ended September 30, 2001:

On July 9, 2001, based on the recommendations of a compensation committee of outside advisors, the Board of Directors approved new employment agreements for Shawn Lucas and Scott Anderson. Both agreements are for five-year terms and generally provided for an initial annual salary of $72,000 and stock options based on performance. In addition, the agreements addressed, stock options, unpaid wages and risks assumed by the employees. No additional shares of stock were issued to the employees.

On July 20, 2001, the Board of Directors accepted the extension until August 3, 2001 of the Convertible Promissory Note of July 20, 2001. No compensation was required for the extension. Further terms and extensions of the Note are being negotiated.

On August 3, 2001, the Board of Directors accepted the extension until September 4, 2001 of the Convertible Promissory Note of July 20, 2001. No compensation was required for the extension. Further terms and extensions of the Note are being negotiated.

On September 4, 2001, the Board of Directors accepted the extension until October 5, 2001 of the Convertible Promissory Note of July 20, 2001. No compensation was required for the extension. Further terms and extensions of the Note are being negotiated.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARTS.COM, INC.



November 19, 2001                        By: /s/ Shawn D. Lucas
                                        ----------------------------------------
                                        Shawn D. Lucas, President and
                                        Chief Financial Officer