Form 10KSB
period 2001-12-31
PARTS COM INC
filed 2002-05-20
CIK 1096494

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                     X
                                   -----        -----
                                    YES           NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of April 26, 2002 was approximately $381,811 based upon the average closing price of the registrants common stock on April 26, 2002 of $0.16 per share. As of April 26, 2002, there were 2,386,322 held by non-affiliates. For purposes of this computation, one outside shareholder whose combined holdings represents more than 10% of the Common Stock and all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such shareholder, directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of April 26, 2002 was 4,952,799.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                               TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business .........................................................     1
Item 2.  Description of Properties .......................................................    15
Item 3.  Legal Proceedings ...............................................................    15
Item 4.  Submission of Matters to a Vote of Security Holders .............................    15

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ...........    15
Item 6.  Selected Financial Data .........................................................    19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations ...............................................................    19
Item 8.  Financial Statements and Supplementary Data .....................................    F-1
Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ........................................................    24


                                    PART III

Item 10. Directors, Executive Officers of the Registrant, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act ..............    24
Item 11. Executive Compensation ..........................................................    26
Item 12. Security Ownership of Certain Beneficial Owners and Management ..................    30
Item 13. Certain Relationships and Related Transactions ..................................    31
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .................    32
         Signatures ......................................................................    34

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-KSB, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Litigation Securities Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," "goals," "should," "anticipate," "intend," "plan," foresee and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the Business section below and in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and in other documents filed from time to time with the Securities and Exchange Commission. Specific events addressed by these forward looking statements include, but are not limited to:

         -        future acquisitions;

         -        industry trends;

         - general economic trends, including employment rates and consumer confidence levels;

         -        parts sales rates and subscriber sales growth;

         -        our financing plans;

         -        our business and growth strategies.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections, as well as:

         - our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures and general operating activities;

         - the reputation and financial condition of vehicle manufacturers and dealers whose brands we represent;

         -        our relationships with dealers

         - changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

         - general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, and the level of consumer spending;

         - high competition in the automotive B2B ecommerce parts industry which creates pricing pressures on the products and services we offer;

         - our ability to successfully integrate past and potential future acquisitions.

                                     PART I

ITEM 1. BUSINESS.

THE FOLLOWING DESCRIPTION OF OUR BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS DO THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTIONS OF THIS FORM 10-K, ALL OF WHICH RELATE TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT IN THE SECTION ENTITLED "RISK FACTORS" AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS.

           All references to "we", "us", "our", "our company", the "Company" or "Parts.com" in this report refer to Parts.com, Inc., a Nevada Corporation. Parts.com (the "Company") is a business-to-business electronic commerce software and parts procurement platform provider. The Company's e-procurement solutions enable corporations to use electronic automation to streamline business transactions and reduce costs. The Company's line of cost-effective, scalable, Web-based business-to-business and business-to-consumer sales and procurement software may fit the needs of any parts business serving any vertical industry. In addition to automating existing relationships between buyers and sellers, parts.com also provides a marketplace where buyers and sellers can conduct transactions electronically.

           The principal offices of the Company are located at 121 East First Street, Sanford, Florida 32771 and its telephone number is (407) 302-1314. Our web sites are located at www.parts.com and www.trademotion.com. The information contained on these Web Sites is not a part of this Annual Report on Form 10-KSB.

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

BUSINESS STRATEGY

           Our parts.com marketplace went "live" on January 23, 2000. We developed parts.com to capitalize on the unrealized opportunities in business-to-business and business-to-consumer e-commerce by bringing new value to mechanical repair facilities, collision repair facilities, franchised new car dealers, consumers and new car Original Equipment Manufacturers. We intend to use the parts.com Marketplace, TradeMotion Solutions, patent pending and patent published business process to bring strong brand recognition, customer loyalty and dealer/manufacturer relationships in the on-line auto parts industry.

         Our focus of operations is the franchised new car dealer industry with our e-commerce web site located at www.parts.com. We believe the automotive industry is particularly well suited for on-line services for the procurement and distribution of automotive parts and accessories (hereinafter collectively referred to as "automotive parts") for several reasons. First, it is an existing business community linked on-line for the distribution of automotive parts. Second, there is a large market for automotive parts. Third, the national, regional and local dynamics are excellent for implementing our Internet-based business model. Fourth, we perceived a need in the automotive parts industry for a more efficient method to access inventory and distribute automotive parts because there exists no standardized means of communication between businesses in that industry. We believe our business model will afford us a competitive advantage over the current methods of parts procurement and locating of automotive parts. We have designed our Internet-based business model to provide access to a "virtual" inventory of automotive parts. We anticipate that our Internet-based business model will offer cost advantages to both the franchised dealer, mechanical and collision repair facilities and consumers of automotive parts as a result of: improving inventory management by having access to "real time" information on inventory status and sales trends; minimizing the time and labor involved in trying to locate a part; improving margins on automotive parts for certain automotive businesses by providing them access, through parts.com, to the inventory of manufacturers of automotive parts who are part of the parts.com automotive parts community.

         Through parts.com, we intend to make the supply chain operate more efficiently and more profitably for customers than the current distribution system. Currently, automobile dealerships, service centers and garages order automotive parts from certain "middle men" such as warehouse distributors (i.e., NAPA, Carquest, General parts, etc.), "jobbing stores" (i.e., Anderson Wholesale, Barnes Motor & parts, etc.), and retailers (i.e., Pep Boys, Auto Zone, Discount parts, etc.). Each warehouse distributor has its own platform and related software managing its inventory and sales information. There are currently many such different systems and a customer's operating system must be compatible with that of the vendors from whom they buy parts. Auto parts are warehoused by distributors in regional or district warehouses and are transported to local stores and thereafter-local service centers or garages. These storage and transportation costs are factored into the price of the parts. When a dealer or garage needs a part that they do not have on hand, they may have to call several warehouses, jobbers, retailers or other service centers or garages before locating the part - all of which is time consuming and labor intensive. If parts they do not have on hand are required for different vehicle lines (i.e., Ford, Chrysler, Chevrolet), then the same calls must be made for each part to several different sources. Once the part is located, the buyer and the seller then have to process the order, and the seller must collect the funds - all of which is time consuming and labor intensive.

         Parts.com includes in its parts inventory base OEM parts information (i.e., parts sold by Ford, Chrysler, General Motors and other automobile and truck manufacturers), which is linked to new car-franchised dealers. The manufacturer would be able to track in "real time" sales from the point-of-sale of its parts inventory and plan its manufacturing and inventory needs accordingly. Currently, manufacturers rely on information provided on a delayed basis by franchised dealers whom sell parts to their warranty and non-warranty customers as well as independent mechanical and collision repair facilities. As a result, manufacturers and their dealers must maintain certain levels of inventory at all times to meet demand.

         Our strategy is to provide a more efficient mechanism for: communication between customers and franchised dealers; locating parts; delivering those parts to the customer through our dealers; increasing sales for the dealerships, to service centers and garages; processing orders for parts; tracking inventory and sales trends to enable dealers to more accurately project inventory needs in market areas. We intend to accomplish this by using the Internet to create a "standardized" means of communication by linking manufacturers, dealerships, mechanical and collision repair facilities, and providing them access to a electronic parts catalog of automotive parts where they can enter into our parts.com site or the Storefront of our subscribing dealers locate the parts they need and order them from the nearest available source, and process those orders - thus saving time and labor costs in the search for and ordering of parts. We make available real-time information on inventory location and availability to both buyers and sellers of parts via the Internet. Our site offers information on the type of parts actually being sold and the geographic locations of those sales. We anticipate that such point-of-sale information will assist dealers in the planning of inventory strategies-focusing on inventory that is in demand and decreasing inventory that is slow-moving, and thus decreasing over-all inventory carrying costs and potential write-offs of over-stocked parts. In addition, labor-intensive menial tasks such as phone calls, sales history review, and inventory charting will be replaced with the advent of real-time inventory data. Labor associated with the processing of transactions will be minimized as our e-commerce site processes transactions and sends parts orders directly into the dealers TradeMotion Octane Administration Console which can subsequently be entered into the dealerships management systems.


         The Service and Parts business of New car dealerships provides important incremental revenue to dealerships, which we believe helps to mitigate the effects of downturns in the automobile sales cycle. Unlike independent service shops or used vehicle dealerships with service operations, franchised dealerships are qualified to perform work covered by manufacturer warranties. Since the manufacturer pays warranty service work, consumers are motivated to service their vehicles at a dealership for the warranty period. To increase the service and parts businesses, dealerships have implemented programs to track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. It is estimated that new car dealerships sales of Service, Parts and Collision Repair Services represent up to 45% of their retail gross margins. We believe that demand for these products and services, which tend to produce higher margins than new vehicle sales, is less affected by economic cycles. Therefore, we have focused our efforts on the following:

         - Retail Do-It-Yourself e-commerce - Establishing and increasing both mechanical and collision online DIY retail parts sales for new car dealerships

         - Collision procurement - Establishing and increasing collision business-to-business parts procurement on a local level through our partnership with Eautoclaims for new car dealers. Addressing cycle time, and reducing costs.

         - National Part Locator - Reducing redundant part locating expenses by developing a "Parts Locator" module within our TradeMotion Octane Administration console.

         - Industrial Supply - Reducing Maintenance Repair and Operational (MRO) supply costs, with free shipping to new car dealers in the Continental United States through our license with Grainger which allowed us to web enable and host Grainger's catalog within our TradeMotion Octane Administration Console

         Our subscribing franchised dealers compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised and unfranchised service center chains, and independent garages for non-warranty repair and routine maintenance business. Our subscribing franchised dealers compete with other automotive dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in parts and service sales are locating the needed part, time to deliver the part, price, technology, the use of factory-approved replacement parts, the familiarity with a manufacturer's brands and quality customer service. A number of regional and national chains offer selected parts at prices that may be lower than our prices. According to various industry sources, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships, approximately 56,000 independent used vehicles dealers. Additionally, certain vehicle manufacturers are engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.

         On average franchised dealers service and parts revenues have increased in large part due to increasingly complex technology in vehicles, which makes it difficult for independent repair facilities to maintain, diagnose problems in an repair today's automobiles. Dealerships keep detailed records of customers' maintenance and service history and we encourage dealers to advertise OEM parts and accessories online when they forward the many service reminders that are sent out to customers who are due for periodic maintenance or service.

         There are more than 22,000 franchised dealerships nationwide, with the ten largest automotive retail groups accounting for only 5% of the total industry revenue. Of the close to $1 trillion in sales in 2000, new vehicles sales contributed approximately $380 billion, or 39% of total revenues, used vehicle sales contributed approximately $367 billion, or 38% of total industry revenues, followed by service and parts, which contributed approximately $227 billion, or 23% of total revenues. In 2000, franchised dealers contributed $73 billion, or 32% of the approximately $227 billion service and parts sector.

         Parts.com utilizes a unique business model concurrent with our e-commerce web site dedicated to bringing value to dealer/suppliers utilizing our technology. We have 39 OEM parts web enabled catalogs attached to franchised dealers inventories. Examples of vehicle lines are Chrysler, Ford, Chevrolet, Dodge, Nissan, Jeep, Mercedes Benz, Toyota, BMW, Hyundai, Lincoln, Mercury, Buick, Pontiac, GMC, etc. The Company forwards visitors of the Parts.com site to the dealer/supplier utilizing our web enabled catalog product called TradeMotion StoreFront (StoreFront). Dealer/suppliers sets the price on the StoreFront which dealers fulfill orders from their inventory in retail and wholesale transactions, which price is a percentage over the dealers/supplier cost for the automotive part/accessory. The only variables for the pricing model are shipping costs. Since StoreFront customers ultimately determine the time frame in which they need the product, our subscribing dealers must meet the customers demand in order to fulfill the order within the specified time parameters.

         Thus, our business model creates a "virtual parts counter" to those seeking automotive parts and accessories and likewise increases the probability of locating a part. Dealerships, service centers and garages can save the expense of carrying inventory that is not commonly needed. Our software enables the dealer/supplier to process the transaction, thereby allowing dealers to collect the payment directly and ship the part. Our dealers can track in real-time the sales orders fulfilled, the potential orders missed by that location, inventory source and the status of their respective inventories through the TradeMotion reports engine.

         The parts.com website/marketplace are powered by multiple applications the Company has named "TradeMotion Solutions." TradeMotion Solutions are applications within platforms that fuel Web-based marketplaces. TradeMotion facilitates sales, procurement and distribution processes, gives centralized management the ability to monitor and track order progression, links end-users, approvers and financial services, and ensures superior customer service. As a whole, parts.com's TradeMotion Solutions enable users to monitor, evaluate and collaborate on part location and procurement via the Web, allowing for optimal inventory management as well as prompt evaluation of-and maximum capitalization on-market trends.

         Initially, revenue from parts.com was derived from capturing a small transaction fee on each business-to-business and consumer sale and from charging supplier/territory fees for signing up as Platinum, Gold or Silver Dealer/Suppliers. In order to reduce fixed operating expenses, secure better relationships with our franchised dealers and adjust to market pressures parts.com discontinued this particular initiative on September 30, 2001. The Company forwards the visitors directly to the subscribing dealer/suppliers and does not charge a transaction fee. Subscribing dealers must license our TradeMotion Storefront and Octane solutions to sell OEM parts.

         Due to financial constraints Parts.com is not currently working to expand its software solutions, systems development capabilities, and marketplace and business model to the European market outside of those companies already solicited by the Company or Cap Gemini Ernst & Young (CGEY).

Our Solution

With StoreFront subscribers, businesses and customers can engage the e-commerce software two ways: One, enter the parts.com domain through our Internet site and locate the supplier of their choice. Two, go through the dealers website directly to purchase auto parts and MRO, then buyers simply click on an item and follow prompts that guide them in purchasing, shipping and payment information. In addition to ordering parts, buyers can post request for proposals/request for quotes, conduct targeted searches for hard to find auto parts, browse through highlighted selections of the web site, shop for accessories, register for personalized services, participate in promotions and check their order status. Suppliers can post overstocked or obsolete parts, post catalogs and display their company news instantly. One of our patent applications was published on October 26, 2001 with respect to a "System and methods of online commerce for the efficient supply of parts or the like". See "Intellectual Property."

         The Company's TradeMotion Solutions provide its users with the following functions and uses: electronic automation of company processes, multi-platform architecture, ease of use, information access and real-time reporting. TradeMotion Solutions offer the following values to buyers: increased productivity and reduced processing costs, reduced market fragmentation, reduction in purchasing costs and increased availability of product and pricing information. TradeMotion Solutions offer the following values to dealer/suppliers: increased volume and revenue opportunities, reduction of costs and brand preservation.

Sales and Marketing

         We market through a direct inside and outside sales force. Since our potential dealer subscribers fall within a defined market segment, we are able to identify and target the purchasing decision-makers and potential users who will influence the decision to adopt our e-commerce solution. Our sales and marketing approach is designed to help buyers and sellers understand both the business and technical benefits of our marketplace, our TradeMotion Solutions and to promote adoption through one-on-one education and training. Our sales and marketing programs are designed to educate our target market, create awareness and attract subscribers to our marketplace and TradeMotion Solutions. To achieve these goals, we intend to take advantage of the community offered by our existing subscriber base and engage in marketing activities such as trade shows, speaking engagements and Web site marketing. Our customer support department is responsible for day-to-day contact with subscribers and responds to questions from subscribers through e-mail and telephonically. This department is responsible for retaining and increasing use by existing subscribers and is an important aspect of subscriber satisfaction. Our customer support and service personnel handle general subscriber inquiries and technical questions. We have automated most of the tools used by our customer support and service staff, such as tracking screens that let our support staff track a transaction through a variety of information sources. Our sales and marketing group consisted of approximately 3 individuals as of December 31, 2001, all of whom are located at our Sanford, Florida headquarters.

Parts.com's utilizes many resellers (those companies who currently provide products and services to franchised dealers) whom have been successful in reselling our TradeMotion Solutions to their client base. Parts.com does not license our software to the resellers, the resellers merely act as an independent contractor and receive a commission for each sale.

Customers

         A majority of our customer base has been Original Equipment Manufacturer ("OEM") franchised dealerships. Those franchised dealerships that subscribe to our TradeMotion Solutions can locate and sell parts to their business trading partners and consumers, through the utilization of our TradeMotion ecommerce procurement solution. In December 2000, through the use of TradeMotion Storefront (a private-label e-business application integrated seamlessly into a dealers own websites), our dealership base has begun to sell auto parts directly to their own customers. Although the Storefront software was initially sold to dealerships, through a limited offer, the Company offered free use of the software for a limited time. It has since cancelled all free offers and charges a monthly or annual subscription fee.

Competition

         The Automotive Parts E-commerce Business market for business-to-business e-commerce and Internet ordering and purchasing is new and rapidly evolving, and competition is intense and expected to increase significantly in the future. We believe that companies in our Internet business-to-business marketplace compete on the basis of:

         -        Ease of use of technology;

         -        Breadth and depth of product and service offerings;

         -        Pricing of products and services;

         -        Quality and reliability of the Internet purchasing solution;
                  and

         -        Quality and scope of customer service and support.

         We currently compete almost solely in the market for automotive parts and products and face competition from three main areas within this market: other start-up businesses that have formed exchanges with e-commerce offerings, existing automotive ecommerce companies, or groups of companies that have formed exchanges, and traditional manufacturers, suppliers and distributors of automotive parts that have developed e-commerce initiatives that are designed to facilitate commerce between one seller and multiple buyers.

         Because of the rapidly evolving nature of e-commerce, it is difficult to objectively estimate the number of companies that compete directly against us. We believe that currently, our three primary competitors are PartsVoice, a subsidiary of the Cobalt Group, OEConnection a company formed by GM, Ford, Daimler/Chrysler and Bell & Howell and Choiceparts a company formed by Reynolds & Reynolds, ADP Dealer Services and CCC Informations Group. Current and potential competitors may be able to devote significantly greater resources to marketing and promotional campaigns, and may adopt more aggressive pricing policies or may try to attract users by offering services for free and devote substantially more resources to product development than us. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand, any of which could materially and adversely affect our business, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us by enabling competitors to offer a similar but lower-cost service. We cannot assure you that we will be able to compete successfully against current and potential competitors. Further, as a strategic response to changes in the competitive environment or otherwise, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could materially and adversely affect our business, financial condition and results of operations.

           The manufacturers are the companies that actually make the majority of the parts for the "Big 3". Covisint strives to create a standard means of communication and purchasing process between the "Big 3" and manufacturers that supply them.

           It is important to note that the "Big 3" cannot circumvent their existing franchised dealerships with regard to new car sales and automotive parts sales, due to the strength of the state franchise laws and current dealership sales and service agreements between the "Big 3" and their dealer network. Nearly every state has legislation with respect to dealer operating policies and procedures, thus mandating that new vehicle sales and original equipment manufacturer parts must be sold through a state licensed franchised dealer.

           Although our belief is speculative, we believe that over-all our business model will prove to have a competitive edge over that of our current and potential competitors because our parts.com system is not designed exclusively for the automotive parts industry but is adaptable to any parts industry (i.e., consumer electronics, airplanes, appliances, computers, marine products, housewares, etc). Thus, once our model is proven in the automotive parts industry, we plan on expanding it to other parts industries. Further, we believe our name and web site, "parts.com," is adaptable to any parts industry, not only automotive parts (unlike names such as "carparts.com"), and the building of our brand name will be leveraged by its adaptability to any kind of part. For example, once we expand into other parts industries, anyone needing a part can log onto the Internet with the word "parts.com" or "parts.net" and will access our site.

Relationships With Suppliers

         We do not rely on any single dealer or dealer group to fulfill our auto parts orders from parts.com. StoreFront subscribers now receive all part orders directly. We do rely upon our relationship with Grainger to pick, pack and ship all MRO products.

Intellectual Property

         In February 1999, we purchased for cash and stock the exclusive rights, title and interest in and to the Internet Domain Names (a.k.a. "Uniform Resource Locator" or "URL") and any trademarks or service marks in connection with "www.parts.com" and "www.parts.net." We also own the URL's for many web-hosting sites on behalf of our customers. The other primary URL that is the property of the Company is; www.trademotion.com.

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

         In May 1999, Messrs. Shawn Lucas and Scott A. Anderson assigned to FlexRadio, Inc. all of their right, title and interest in and to a provisional patent application filed in May 1999 for a radio frequency detection and reporting service. The Company acquired these pending patent rights when it acquired all of the common stock of FlexRadio, Inc. The company presently is not utilizing this technology.

         In December 1999, we filed a provisional patent application for our parts.com system and have followed that up with a utility patent application. The parts.com technology is an automated computer-assisted system for searching for and selecting automotive parts from a virtual inventory of parts from various sources in the distribution chain, processing orders and distributing revenue among the vendors, and tracking inventory, orders and revenue.

       The provisional patent applications provide the basis for filing a U.S. utility application and any desired foreign applications, which must be filed within 12 months of the filing of the provisional applications. Once the utility application is filed, the review process by the U.S. Patent and Trademark Office normally takes two to three years. Once patents are issued, the term of the patent is normally 20 years from the date of the utility patent application. On October 26, 2001 this patent was published by the USPTO.

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

OUR AUDITORS HAVE MODIFIED THEIR REPORT ON OUR FINANCIAL STATEMENTS WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has never been profitable, and anticipate continued losses and cannot guarantee profitability in the future. We have never been profitable and expect to continue to incur operating losses until at least the end of the fiscal 2002. We may be unable to achieve profitability in the future. We have continued to suffer recurring losses from operations that to date, total $28,635,233. The Company used $1,250,017 and $3,766,499 of cash in operations for the years ended December 31, 2001 and 2000, respectively and anticipates additional cash needs in 2002. At December 31, 2001, the Company had a working capital deficit of $3,753,613 and cash of $(4,055). The Company also had undeposited payroll taxes to the Internal Revenue Service for the period July 2000 through December 2001, resulting in an accrual for back payroll taxes in the amount of approximately $362,305 as of December 31, 2001, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay certain members of senior management their regular salaries when due, which has resulted in an accrual for back salaries of approximately $117,752 as of December 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of a marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual subscription fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to our stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

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

THE REVENUE AND PROFIT POTENTIAL OF OUR BUSINESS MODEL IS UNPROVEN.

Our business model and marketplace are relatively new, and our ability to generate revenue or profits from our Marketplace and TradeMotion Solutions is unproven. We have initially focused on the automotive industry; our success is dependent upon our ability to attract customers to, and expand our dealer base for, our parts.com Web site, as well as our ability to attract customers for our TradeMotion Solutions.

Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. We cannot predict our success because our business model is unproven and we have operated our business for only a short period of time. Our business model is new to the automotive parts industry and our ability to generate revenues or profits is unproven. We have a limited operating history, which will make it difficult to evaluate our performance. Our prospects will be dependent upon our ability to effectively implement our business model and adapt to changes in the business-to-business e-commerce market. If our business model is not viable or if we are unable to identify and address changes in our markets, we will not be able to grow our business, compete effectively or achieve profitability. These factors could cause our stock price to fall significantly.

We primarily rely on revenue from subscriptions and we may not be able to successfully expand our subscriber base or establish additional revenue sources. We currently generate revenues from franchised dealers who subscribe to our service. Our success will be dependent on our ability to expand our membership base within the automotive parts industry. We have experienced decreases in our subscriber base. In addition, our success will depend on our ability to generate additional revenues through the introduction of a new functionality and/or the expansion into new markets and industries. We cannot assure you that we will be successful in any efforts to generate additional revenues. We receive substantially all of our revenue from participants in the automotive industry, so a downturn in the automotive industry could damage our business. We receive substantially all of our revenue from subscribers associated with the automotive industry, and we expect these revenues will account for substantially all of our revenues for the foreseeable future. Our dependence on subscribers associated with the automotive industry makes us vulnerable to downturns in that industry. A downturn could lead our subscribers to reduce their level of activity on our marketplace and the marketing of the subscribers own Storefront which would cause some to cancel their subscription. Intense competitive pressures in the business-to-business e-commerce market may impede our ability to establish a substantial market share that would allow us to be profitable. The business-to-business e-commerce market is new, rapidly evolving, and intensely competitive, and we expect competition to further intensify in the future. Barriers to entry are minimal, and competitors may develop and offer services similar to ours in the future. Recent entrants into the business-to-business automotive parts market include an alliance of prominent automotive car manufacturers and automotive industry participants that have superior capital resources and established reputations in the industry. In addition, we expect that additional companies will offer competing e-commerce solutions in the future, and our business could be severely harmed if we are not able to compete successfully against current or future competitors. In addition, our dealers who subscribe to our TradeMotion solutions may become competitors in the future. Increased competition is likely to result in price reductions, reduced gross margins and/or loss of market share, any of which could harm our business. Our actual and potential competitors vary in size and in the scope and breadth of the services they offer. Quarterly Operating Results are Subject to Significant Fluctuations. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

         1)       Subscriber and advertiser demand for our solutions;

         2) User traffic levels and activity on our marketplace and our dealers Storefronts;

         3)       Seasonal fluctuations in Internet usage;

         4)       Changes in the growth rate of Internet usage;

         5) The commitment of e-commerce customers in the automotive industry who subscribe to our service;

         6) The timing and amount of costs relating to the expansion of our operations;

         7)       Changes in our pricing policies or those of our competitors;

         8)       The introduction of new solutions by us or our competitors;

         9)       Costs related to acquisitions of technology or businesses;

         10)      General economic and market conditions; and

         11)      Effects of terrorist activities upon the automotive industry.

Our revenues for the foreseeable future will remain dependent on commitment of dealers to our e-commerce solutions in the automotive industry who subscribe to our service. Such future revenues are difficult to forecast. In addition, we may significantly increase our operating expenses to increase our sales and marketing operations, to continue our expansion, to upgrade and enhance our technology, and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, then our business, results of operations and financial condition would be materially and adversely affected. Such a result would likely affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance. Due to all of the foregoing factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that, in some future periods, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. If we fail to effectively manage our operations and the use of our services, we may lose subscribers or incur significant expenses. Our success depends on effective planning and growth management. We will need to continue to improve our financial and managerial controls, reporting systems, and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations and our growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. If we do not successfully implement and integrate these new systems or if we fail to scale these systems to our growth, the performance of our Web site may suffer which would cause us to lose subscribers. In addition, any failure could make us unable to operate with adequate, accurate and timely financial and operational information, which could result in us incurring unnecessary and possibly damaging expenses. Because our revenue is derived from providing marketplace access and StoreFront solutions to subscribers for an annual subscription fee, the cancellation or non-renewal of these subscriptions would hurt our business. We have generated substantially all of our revenues to date through subscription fees for access to our marketplace and TradeMotion Storefronts.

Generally, our subscription fees are paid on an annual basis, and these subscriptions may be terminated on short-term notice. We have expended significant financial and personnel resources and have expanded our operations on the assumption that our subscribers will renew these annual subscriptions. We do not have a sufficiently long history of operations to be able to predict renewal rates of our subscribers. If our subscribers fail to continuously renew, or if they terminate their subscriptions, our revenues would be significantly reduced and our business could suffer dramatically. There are a finite number of potential subscribers and we may be unable to develop other means of generating revenue, so our growth may be limited. A major element of our growth strategy is the expansion of our subscriber base. The number of participants in the automotive market limits our potential subscriber base. Additionally, the barriers to entry, which exist in the automotive market, may limit the entry of additional subscribers into our e-marketplace. Accordingly, the number of potential subscribers to our e-marketplace is likely finite, in which case our revenues may be similarly limited if we cannot generate revenue through other means.

If our subscribers do not provide timely, professional and lawful delivery of products to our buyers, their customer base may decrease and we may have reduced ROI for the dealer/supplier which in turn may reduce renewals.


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

IF WE FAIL TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH OUR DEALERS, OUR BUSINESS WOULD BE MATERIALLY HARMED.

We will be highly dependent upon our dealers to provide inventory for sale through our parts.com site. We do not have long-term supply contracts with any of our dealers. We cannot be certain that our current dealers will continue to provide inventory for sale. We must also attract additional dealers. We cannot be certain that we will be able to establish new supplier relationships to ensure that merchandise will be available through our Web site.

Our business will be significantly harmed if we are unable to develop and maintain satisfactory relationships with dealers on acceptable commercial terms, if we are unable to access sufficient parts inventories, if the quality of service provided by these suppliers falls below a satisfactory standard, or if our level of returns exceeds our expectations.

RISK RELATED TO THE INTERNET AND E-COMMERCE INDUSTRIES.

Our growth may be impaired if the Internet is unable to accommodate growth in e-commerce. Our success depends on the widespread use of and growth in the use of the Internet for retrieving, sharing and transferring information among buyers and sellers in the aviation parts market. If the Internet cannot accommodate growth in e-commerce or experiences periods of poor performance, the growth of our business may suffer. Our ability to sustain and improve our services is limited, in part, by the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the Internet infrastructure to alleviate overloading and congestion. Additionally, the possible slow adoption of the Internet as a means of commerce by businesses may harm our prospects. Even if the Internet is widely adopted as a means of commerce, the adoption of our network for procurement, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of e-commerce and online purchasing. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our e-commerce solution, thus impairing the growth of our member base and revenue potential. The security risks related to e-commerce may cause members to reduce the use of our service, and attempting to guard against these risks may cause us to incur significant costs and expenses. A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public networks. If our subscribers are not confident in the security of e-commerce, they may not effect transactions on our e-marketplace or renew their subscriptions, which would severely harm our business. There can be no guarantee that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms that we use to protect content and transactions on our e-marketplace or proprietary information in our databases. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could adversely affect the willingness of our members to use our services. If our sellers fail to provide timely and accurate information, our subscriber base and potential revenue may decline. Our members use our service in large part because of the comprehensive breadth and accuracy of our databases. It is our responsibility to load seller product information into our database and categorize the information for search purposes. However, we are dependent on our subscribers providing us in a timely manner with accurate, complete, and current information regarding their product inventory. If our timely loading of this information is impaired, this could result in subscriber dissatisfaction and a loss of subscribers. We may not be able to keep up with technological advancements, which could result in a loss of subscribers and harm our ability to compete. The market for Internet commerce is characterized by rapid change, evolving industry standards and the frequent introduction of new technological products and services. The introduction of new technology, products, services or standards may prove to be too difficult, costly or simply impossible to integrate into our existing systems. Moreover, innovations could render obsolete our existing or any future products and services. Our ability to remain competitive will also depend heavily upon our ability to maintain and upgrade our technology products and services. We must continue to add hardware and enhance software to accommodate any increased content and use of our Web site. If we are unable to increase the data storage and processing capacity of our systems at least in pace with the growth in demand, our Web site may fail to operate at an optimal level for unknown periods of time. As a relatively small company in the market for Internet commerce, we will be in a position of responding to technological changes rather than establishing them. Any difficulty keeping pace with technological advancements could hurt our ability to retain members and effectively compete. Because we do not maintain a redundant system, any system failure could delay or interrupt our service, which could severely harm our business and result in a loss of members. Our ability to successfully maintain an e-commerce marketplace and provide acceptable levels of customer service depends largely on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Any interruptions could severely harm our business and result in a loss of members. Our computer and communications systems are located in Sanford, Florida. Although we periodically back up our databases to tapes and store the backup tapes offsite, we have not maintained a redundant site. As a result, our systems and operations are particularly vulnerable to damage or interruption from human error, sabotage, fire, flood, hurricane, power loss, telecommunications or equipment failure, and similar events. We cannot assure you that we will not experience system failures in the future. Moreover, we have experienced delays and interruptions in our telephone and Internet access that have prevented subscribers from accessing our technology and customer service department. Furthermore, we do not have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure, and therefore the occurrence of any system failure or similar event could harm our business dramatically. Defects in the complex software on which our services depend could cause service interruptions that could damage our reputation and harm our business. Unlike many traditional suppliers and distributors of automotive parts, we are wholly dependent on the error-free functioning of our Web site and its associated software. Our e-marketplace depends on complex software developed internally and by third parties. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance, or divert our development resources, any of which could severely harm our business, financial condition, and results of operations. We could face liability for information retrieved from or transmitted over the Internet and liability for automotive products sold over the Internet. We could be exposed to liability with respect to third-party information that may be accessible through our Web site. If any third-party content information provided on our Web site contains errors, consumers potentially could make claims against us for losses incurred in reliance on that information. In addition, because defective aviation products can result in substantial losses of property or life, we have a relatively greater risk of being exposed to product liability claims arising out of or relating to automotive parts and products sold through our Web site, which could result in us incurring substantial defense costs and, if successful, liability, either of which could severely harm our business. We currently carry no policies, which would insure us against product liability claims.

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

EMPLOYEES

         As of April 26, 2002, the Company had a total staff of 7 employees, comprised of 2 technical professionals, 2 sales/marketing and customer service personnel, 1 accounting/administrative personnel and 2 executive/sales/operations. Six employees are full-time and one employee is part-time. No employees are represented by a labor union or subject to a collective bargaining agreement. Management believes that employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         On October 17, 2001, the Company sold the office building which houses our corporate headquarters at 121 East First Street, Sanford, Florida 32771, which is approximately 20 miles northeast of Orlando, to New Era Partners Inc., a company owned by George Demakos an affiliate who owns more than 10% of parts.com. In the same transaction, we also sold a 5,000 square foot parking lot located one block from our office. The contract sales price was $550,000. The Company applied $110,000 owed to George Demakos, New Era Partners Inc., and Select Media Ltd., to the sale price, which resulted in a total balance due to George Demakos, New Era Partners Inc., and Select Media of $5,671. As of December 31, 2001, this liability was listed in the notes payable, related party line item of the balance sheet. Subsequently, the company signed a lease with New Era Partners Inc., to occupy approximately 3,000 square feet of office space for $2,650.00 a month. The company can notify New Era Partners, Inc of its intentions to vacate with sixty-days prior notice and pay a one-time penalty of $5,000.00.


ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to several legal proceedings, with which we believe none will have an adverse affect on operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information. The shares of common stock of the Company are traded on the Over-The-Counter Electronic Bulletin Board under the symbol "PART." The following table sets forth for the periods indicated the high and low bid prices of our common stock, as obtained from Nasdaq Trading & Marketing Services. The quotations reflect prices between dealers in securities, without retail mark-up, markdown or commission, and may not represent actual transactions. There was a 1:10 stock split on June 28, 2001.

                                                  HIGH            LOW
                                                  ----            ---

                    Fiscal Year Ended:
                    -----------------
                    December 31, 2001
                      Fourth Quarter             $  .60          $  .25
                      Third Quarter                1.20             .36
                      Second Quarter              12.00            1.10
                      First Quarter                5.60            2.70

                    Fiscal Year Ended:
                    -----------------
                    December 31, 2000
                      Fourth Quarter            $ 22.50          $ 3.80
                      Third Quarter               21.90           13.80
                      Second Quarter             125.00           20.00
                      First Quarter              505.00           82.50

The aforementioned stock prices include the 1 for 10 reverse stock split factor, which was completed in June of 2001.

Holders. As of December 31, 2001 there were approximately 300 record holders of the Company's common stock; however, there were approximately 4,000 beneficial owners.

Dividends. The Company has never paid a dividend on its common stock. We intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

           Our board of directors, without further action by the stockholders, is authorized to issue an aggregate of 10,000,000 shares of preferred stock. No shares of preferred stock are outstanding. The board of directors may, without stockholder approval, issue preferred stock with dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences, which rights and preferences could adversely affect the voting power of the holders of common stock. Issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage or delay a third party from acquiring, a majority of our outstanding stock.

Recent Sales of Unregistered Securities. The Company issued the following unregistered securities during the fiscal year ended December 31, 2001:

From January 22, 2001 through June 30, 2001, the Company sold 60,000 shares of common stock in private placements to 4 investors (3 of which were accredited) for net proceeds of $120,000 (all shares sold with a $2.00 per share price). The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On February 6, 2001, the Company issued 11,938 shares to Jeffrey Taylor for consulting services in satisfaction of a $23,874.97 payable owed to him. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On March 21, 2001, the Company issued to Jon Palazzo, an employee of the Company, 19,621 shares of common stock, in lieu of back salary and wages earned through March 21, 2001. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

From March 27, 2001 to March 29, 2001, the Company issued to Shawn Lucas, Scott Anderson, Michael Fouts and Jeffrey Odato, executive officers of the Company, and as such accredited investors, 14,404, 17,793, 15,855 and 14,404 shares of common stock respectively, in lieu of back salary and wages earned through March 29, 2001. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On March 29, 2001, the Company issued to Shawn Lucas, Scott Anderson, and Michael Fouts, executive officers of the Company, and as such accredited investors, 12,500, 12,500, and 12,500 shares of common stock respectively, in consideration of the canceling of the "evergreen clause" in the employee's contract. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

From April 27, 2001 through May 14, 2001, the Company issued to two employees a total of 6,000 shares of common stock in accordance with the Addendums to Employment Agreements. The securities were issued in reliance on Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On May 1, 2001, the Company issued 1,986 shares to R&G Technology for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On May 1, 2001, the Company issued 2,836 shares to Gateway Productions for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On May 3, 2001, the Company issued 2,802 shares to an accredited investor, Mediawise Communications, for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On May 16, 2001, the Company issued 10,000 shares to Kevin Hubbart for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On May 25, 2001, the Company issued 8,479 shares to an accredited investor, Anthem Communications, for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On May 25, 2001, the Company issued 5,265 shares to The Great American Flying Circus for advertising services. The securities were issued in reliance on
Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On June 7, 2001, the Company issued 30,000 shares to Kevin Hubbart for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On June 11, 2001, the Company issued 7,713 shares to Horwitz & Fussell for consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On October 1, 2001, the Company issued 50,000 shares to Kevin J. Hubbart for consulting services for services rendered through September 30, 2001. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On October 1, 2001, the Company issued 120,000 shares to Kevin J. Hubbart for consulting services to be rendered through September 30, 2002. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.


On September 28, 2001, the Company issued 500,000 shares to Shawn Lucas and 500,000 shares to Scott Anderson, both executive officers of the Company, and as such accredited investors. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On October 17, 2001, the Company issued 40,000 shares to Martin Hall and 3G Investment, parties related to or affiliated with the Eugene W. Gramzow Revocable Trust in conjunction with the closing costs of the building sale of 121 East First Street, Sanford, FL. The securities were issued in reliance on
Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

On November 15, 2001, the Company issued 40,000 shares to JJCS for payment of past consulting services. The securities were issued in reliance on Section 4(2) of the Securities Act. The investor was provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

Statement of Operations Data:

                                                  Year Ended             Year Ended
                                             December 31, 2001      December 31, 2000
                                             ----------------       ------------------
Net Sales                                   $    1,038,728            $      903,162
Cost of Sales                               $      562,985            $      850,803
Operating and other Expenses                $    8,559,012            $   13,814,308
                                            --------------            --------------
Net Loss                                    $   (8,083,269)           $  (13,761,949)


Balance Sheet Data:
------------------
                                           December 31, 2001      December 31, 2000
                                           -----------------      -----------------
Current Assets                              $      47,570            $     86,757
Total Assets                                $     266,475            $  5,217,864
Current Liabilities                         $   3,873,183            $  3,723,123
Total Liabilities                           $   3,899,065            $  3,739,644
Working Capital (Deficit)                   $  (3,825,613)           $ (3,636,366)
Stockholders' Equity                        $  (3,632,590)           $  1,478,220

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes included in the Company's annual report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors That May Affect Our Future Results" in our annual report on Form 10-K. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to update forward-looking statements.

Overview

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $28,707,234. The Company used $1,345,516 and $3,784,520 of cash in operations for the years ended December 31, 2001 and 2000, respectively and anticipates additional cash needs in 2002. At December 31, 2001, the Company had a working capital deficit of $3,825,613 and cash of $223. The Company also had undeposited payroll taxes to the Internal Revenue Service for the period July 2000 through December 2001, resulting in an accrual for back payroll taxes in the amount of approximately $347,492 as of December 31, 2001, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay certain members of senior management their regular salaries when due, which has resulted in an accrual for back salaries of approximately $117,752 as of December 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of marketing its solutions in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual territory fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common and/or preferred stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to our stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

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

Results of Operations

Year ended December 31, 2001 compared to December 31, 2000

         For the year ended December 31, 2001, the Company's total revenue amounted to $1,038,728 versus last year's revenue of $903,162. In connection with the implementation of its current business plan for parts.com, which concentrates the Company's software activities in the e-commerce sector, the Company is no longer involved in the development of FlexRadio. For the years ended December 31, 2001 and 2000, the Company generated gross revenues of approximately $0 and $3,000, respectively, from the development of radio frequency's related to Reallyknow. In August 2001, the Company changed its parts.com e-commerce business-to-business model from transaction-fee based to dealership subscription licensing-agreement based. The company recognized $52,937 in Storefront licensing agreements for the year ended December 31, 2001 as opposed to $19,968 for the previous year. Additionally, at the end of 2001, $55,501 remains deferred from Storefront Licensing Agreement sales. The company continued with the sale of its TradeMotion Software Solutions and sold the rights to Reallknow.com, its online real-time data gathering business, to Eautoclaims in May of 2001. The company recognized $432,000 in Software Development income for the 2001 year as opposed to $58,000 for the previous year. All of the $1.3 million territory fees collected from dealerships participating in its e-commerce initiative have been recognized as of December 31, 2001, with $513,108 recognized during 2001. Due to the lower-than-expected transactions for the web site, the Company extended the terms of its Platinum and Gold dealer territory contracts through September 30, 2001. The Company's web site (launched in late-January 2000) was discontinued as a transaction-based model in August 2001, with an effective date of September 30, 2001, resulting in a minimal amount of transactions processed and minimal transaction revenue of $10,731 for the year ended 2001 as opposed to $7,896 for the previous year.

         The Company generated a gross profit of $52,359 for the year ended December 31, 2000 compared to a gross profit of $475,743 for the year ended December 31, 2001. The first reason for the higher gross profit from 2000 to 2001 is due to the Company completing significant software development sales, which resulted in $374,000 more revenue in the year ended 2001 than 2000. However, this was offset by a $250,301 decrease in territory fee recognition for the 2001 year ended compared with the 2000 year because 60% of fees were already recognized in 2000. Additionally, the Company recognized $14,460 in TradeMotion Locator revenue for the 2001 year ended (none recognized in year ended 2000). An additional $4,494 was recorded for the Marketplace Referral Program, the Catalog Manager Option and other related commissions. Although the Company had a steady increase in its web site transactions, the transaction-fee based model was discontinued in August 2001. Again, the increase in revenue was offset by lower Web Maintenance Fee revenue recognized in the year ended 2001 of $11,000 as opposed to $18,067 in the year ended 2001.

         The second reason for the higher gross profit from 2000 to 2001 is the significant reduction in cost of good sold expenditures. Total cost of goods sold expenditures was reduced by $287,817 from 2001 as compared to 2000. All cost of goods sold expenditure line items saw a reduction in 2001 from 2000 except for the parts.com Catalog expenditure. The Company reduced technical support salary expenditures including contract labor to develop the web site by $101,881 during 2001. Internet T-1 expenditures were reduced by $103,298 for 2001 as compared to 2000. Printing expenditures were reduced by $48,873 for 2001 compared to 2000. Finally, travel COGS was reduced by $32,958 in 2001 as compared to 2000. These lower COGS expenditures were partially offset by an increase in the parts.com Catalog expenditure, which was $33,923 more in 2001 than 2000.

         Operating and other expenses were significantly decreased by $5,255,296 or 38% for the year ended December 31, 2001 compared to the same period last year as a result of several factors. During year 2001, the Company spent $440,605 less in marketing and advertising costs in connection with the launch of the web site parts.com, its e-commerce business-to-business exchange. Also, the Company spent $310,446 less to attend the annual NADA and Automotive Aftermarket Products Expo. Additionally, the Company did not incur any marketing expenses through NASCAR and its associate sponsorship with M&M's/Mars Incorporated in 2001 as opposed to $202,695 in the prior year. During year 2001, the Company continued decreasing its workforce from 42 employees at the end of the third quarter 2000, 27 employees by December 31, 2000, and 9 employees by December 31, 2001. The reduced workforce resulting in a savings of $200,550 in contract labor and $1,351,586 in administrative, customer service and sales support. Related payroll tax expense was reduced by $126,975 and recruitment expense was reduced by $103,176 for 2001 as compared with 2000. Commission expense related to the Territory Fee income also reduced $39,053 for the year ended 2001. Business Development costs were decreased by $94,179 during 2001 as compared with 2000. Amortization for Consulting Fees was reduced by $94,966 for 2001 as compared with 2000. The Company recorded a goodwill impairment charge of $1,485,935 in 2000, which was not incurred in the current year. Non-cash interest expense was $950,000 in year 2000 as compared with $597,397 for 2001. Stock based compensation totaled $3,644,388 for the year ended December 31, 2000 as compared to $1,971,631 for period ended December 31, 2001 (a reduction of $1,672,757). The Company discontinued employer-sponsored health care, which resulted in $34,447 less cost in 2001 over 2000. Likewise, Director's & Officer's insurance was cancelled, resulting in $34,792 less cost for 2001 over 2000. Penalties & Fines expensed was $25,226 less in 2001 as compared to 2000. Travel expense was also significantly reduced in 2001, resulting in $64,564 less expense in 2001 over 2000. Computer expense was also reduced by $26,225 in 2001. Shareholder relation expenses decreased $148,003 for 2001 as compared with 2000. Legal fees were reduced to $64,661 for 2001, a reduction of $158,118 as compared with 2000. Investment banking expense was $46,765 less in 2001 as compared with 2000. Finally, research and development costs were reduced by $25,067 in 2001 as compared with 2000.

The previously mentioned operating expense reductions are partially offset by several factors. First, the Company fully impaired the Flex Patent at a cost of $2,456,272 during 2001, which is a $1,436,454 increase over the previous year. Interest expense related to Note Payable borrowings was increased to $178,000, which is a $150,324 increase over 2000. Commissions for software development were $146,400, which were not incurred, in the previous year. Consulting fees were $132,441 in 2001 as compared to only $26,416 in 2000. Telephone costs increased by $32,008 in 2001 over 2000. Finally, the Company sold its building and nearby parking lot in October 2001, which resulted in a Loss on Sale of Assets of $265,841.

In addition to the above, the Company rented part of its office space and received $9,277 in rental income. The Company also provided consulting services and received $13,974 in consulting income.

Liquidity and Sources of Capital

           Year 2001

         During the year ended December 31, 2001, the Company's operations used approximately $1.35 million of cash. In order to fund its operating losses, the Company sold 60,000 shares of its common stock through private placements raising $120,000. Additionally, the Company executed convertible promissory notes and lines of credit, which resulted in $875,800 and $210,939, respectively of proceeds during 2001. Further, the Company paid approximately $1,692,008 of accounts payable, fees owed for consulting services and employment contracts and salary bonuses by issuing 1,432,056 shares of common stock.

           The Company's internally generated cash flow has not been sufficient to finance its operations. The cumulative losses of the Company continue to be financed through the private placement of common stock, the issuance of convertible promissory notes and through the increase in other current liabilities.

         The Company has not been able to make timely payments to dealer/suppliers and other vendors. However, in late 2001, all vendors were offered a debt settlement of $0.10 on the dollar of debt as satisfaction of outstanding debt and as of December 31, 2001 $0 was settled in the form of written acceptance and cash consideration. In addition, the Company did not remit all the payroll taxes to the Internal Revenue Service for the period July 2000 through December 2001, resulting in an accrual for back payroll taxes in the amount of $347,492 as of December 31, 2001, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal agreement has been reached. On January 4, 2001 and March 20, 2001, the Internal Revenue Service filed a federal tax lien against the assets of the Company totaling $349,990.

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

           Year 2000

         During the year ended December 31, 2000, the Company's operations used approximately $3.78 million of cash. In order to fund its operating losses, the Company sold approximately 1.7 million shares of its common stock through private placements raising approximately $1.7 million. Additionally, the Company executed two convertible promissory notes for $500,000 and $550,000 with private parties in

July, September and December 2000. One of the promissory notes was increased by $100,000 on similar terms subsequent to year-end. Further, the Company paid approximately $2,304,858 of accounts payable, fees owed for consulting services and employment contracts and salary bonuses by issuing 2,275,808 shares of common stock.

           The Company's internally generated cash flow has not been sufficient to finance its operations. The cumulative losses of the Company continue to be financed through the private placement of common stock, the issuance of convertible promissory notes and through the increase in other current liabilities.

         The Company has not been able to make timely payments to trade suppliers and other vendors; however, deferred payment terms are being negotiated with these vendors. In addition, the Company did not remit payroll taxes to the Internal Revenue Service for the period May 2000 through November 2000, resulting in an accrual for back payroll taxes in the amount of $378,000 as of December 31, 2000, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal agreement has been reached. On January 4, 2001 and March 20, 2001, the Internal Revenue Service filed a federal tax lien against the assets of the Company totaling $349,990.

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

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this report appear beginning at page F-1 as follows:


                                                                        Page
                                                                        ----

PARTS.COM, INC. AND SUBSIDIARY

Independent Auditors' Reports                                           F-2

Consolidated Balance Sheets as of December 31, 2001                     F-4
         and 2000

Consolidated Statements of Operations for the Years Ended               F-6
         December 31, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the Years           F-7
         Ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended               F-8
         December 31, 2001 and 2000

Notes to Consolidated Financial Statements                              F-11

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
parts.com, Inc. & subsidiary
Sanford, Florida

We have audited the accompanying consolidated balance sheet of parts.com, Inc. and subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of parts.com, Inc. and subsidiary as of December 31, 2001, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has incurred substantial losses since its inception, has a working capital deficiency at December 31, 2001, is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, and is subject to federal tax liens (see Note 11), which raises substantial doubt about its ability to continue as a going concern. Management's plans related to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore Stephens Lovelace, P.A.

Certified Public Accountants

Orlando, Florida
April 30, 2002

                         PARTS.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                          December 31
                                                     2001            2000
                                                   --------        ----------
CURRENT ASSETS:
    Cash                                           $    223             8,683
    Accounts receivable trade, net of
         allowance for doubtful accounts of
         $72,000 and $77,863, respectively           27,780            10,751
    Prepaid expenses                                 19,567            67,323
                                                   --------        ----------

         Total Current Assets                        47,570            86,757
                                                   --------        ----------


PROPERTY AND EQUIPMENT, net                         185,310           929,084

DEFERRED LOAN COSTS, net of
    accumulated amortization of
    $25,343 as of December 31, 2000                      --           233,157

OTHER ASSETS, net                                    33,595           104,634

PATENT, net of accumulated amortization
    and allowance of $5,397,182 and
    $1,532,950, respectively                             --         3,864,232

                                                   --------        ----------

    Total Assets                                   $266,475        $5,217,864
                                                   ========        ==========


                 See Accompanying Notes to Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                  December 31
                                                           2001                 2000
                                                       ------------         ------------
CURRENT LIABILITIES:

    Accounts payable and accrued expenses              $    790,746         $    915,455
    Other current liabilities                               831,593              801,070
    Current portion of mortgage notes payable                    --              381,562
    Current portion of note payable                          13,685                   --
    Convertible promissory notes                          1,954,934            1,050,000
    Notes payable - related party                            15,785               61,928
    Line of Credit                                          210,939                   --
    Deferred revenue                                         55,501              513,108
                                                       ------------         ------------

         Total Current Liabilities                        3,873,183            3,723,123

LONG-TERM LIABILITIES:
     Mortgage Notes Payable                                      --               16,521
     Note Payable                                            25,882                   --
                                                       ------------         ------------

         Total Liabilities                                3,899,065            3,739,644
                                                       ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

    Preferred Stock, $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                             --                   --

    Common Stock, $.001 par value,
    5,000,000 shares authorized,
    4,270,623 and 2,778,569 shares
    issued and outstanding, respectively                      4,271                2,778

    Additional paid-in capital                           25,160,277           22,592,466

    Accumulated deficit                                 (28,707,234)         (20,623,965)

    Deferred stock-based employee compensation              (89,904)            (493,059)
                                                       ------------         ------------

         Total Stockholders' Equity (Deficit)            (3,632,590)           1,478,220
                                                       ------------         ------------
         Total Liabilities and
               Stockholders' Equity (Deficit)          $    266,475         $  5,217,864
                                                       ============         ============


                 See Accompanying Notes to Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Year Ended          Year Ended
                                                      December 31,        December 31,
                                                          2001                2000
                                                      -----------         ------------
NET SALES                                             $ 1,038,728         $    903,162

COST OF SALES                                             562,985              850,803
                                                      -----------         ------------

         GROSS PROFIT                                     475,743               52,359
                                                      -----------         ------------

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES:

  Stock-Based Employee Compensation                     1,840,096            3,005,605

  Stock-Based Consulting Fees                             131,535              638,783
  Other                                                 1,541,225            4,733,093

  Amortization                                          1,428,939            1,774,735

  Depreciation                                            144,446              130,933

Interest, net (inclusive of noncash
 interest of $597,397 for 2001
 and $950,000 for 2000)                                   813,929            1,025,406

Goodwill Impairment Charge                                     --            1,485,935
Patent Impairment Charge                                2,456,272            1,019,818

                                                      -----------         ------------

         TOTAL SELLING, GENERAL AND
                  ADMINISTRATIVE EXPENSES               8,356,442           13,814,308
                                                      -----------         ------------
OTHER INCOME (EXPENSES)
  Loss on Sale of assets                                 (265,841)                  --
  Other income                                             63,271                   --
                                                      -----------         ------------

                  TOTAL OTHER INCOME (EXPENSE)           (202,570)
                                                      -----------         ------------
NET LOSS                                              $(8,083,269)        $(13,761,949)
                                                      ===========         ============
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                                  $     (2.49)        $      (5.70)
                                                      ===========         ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              3,244,608            2,412,835
                                                      ===========         ============


                 See Accompanying Notes to Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                 DEFERRED
                                             COMMON STOCK        ADDITIONAL                    STOCK-BASED
                                         -------------------      PAID-IN       ACCUMULATED      EMPLOYEE
                                          SHARES      AMOUNT      CAPITAL         DEFICIT      COMPENSATION        TOTAL
                                         ---------    ------    -----------     -----------    ------------     ------------
BALANCE - DECEMBER 31, 1999              2,305,121    $2,305    $16,110,795    $ (6,862,016)    $        --        9,251,084

ISSUANCE OF STOCK OPTIONS TO
   DIRECTORS                                    --        --        206,326              --              --          206,326

ISSUANCE OF STOCK OPTIONS FOR
   CONSULTING SERVICES                          --        --         10,514              --              --           10,514

ISSUANCE OF COMMON STOCK FOR CASH
   IN PRIVATE PLACEMENTS, NET OF
   $66,840 IN OFFERING COSTS               170,959       171      1,694,083              --              --        1,694,254

ISSUANCE OF COMMON STOCK TO
   DIRECTORS                                 6,000         6        719,100              --              --          719,106

ISSUANCE OF CONVERTIBLE DEBT WITH A
   BENEFICIAL CONVERSION FEATURE                --        --        950,000              --              --          950,000

ISSUANCE OF COMMON STOCK FOR ACCOUNTS
   PAYABLE AND SERVICES                    227,581       227      2,304,385              --              --        2,304,613

STOCK GRANTED FOR EMPLOYEE
   COMPENSATION                             68,900        69        597,263              --        (597,263)              69

AMORTIZATION OF EMPLOYEE STOCK-
   BASED COMPENSATION                           --        --             --              --         104,204          104,204

NET LOSS FOR THE PERIOD                         --        --             --     (13,761,949)             --      (13,761,949)
                                         ---------    ------    -----------    ------------     -----------     ------------

BALANCE - DECEMBER 31, 2000              2,778,569    $2,778    $22,592,466    $(20,623,965)    $  (493,059)    $  1,478,220


ISSUANCE OF STOCK OPTIONS TO
   OFFICERS                                     --        --      1,156,250              --      (1,156,250)              --

EXERCISE OF STOCK OPTIONS TO
   OFFICERS                              1,000,000     1,000          9,000              --              --           10,000

ISSUANCE OF COMMON STOCK FOR CASH
   IN PRIVATE PLACEMENTS                    60,000        60        119,940              --              --          120,000

ISSUANCE OF COMMON STOCK TO
   EMPLOYEES                               125,577       126        324,753              --          (9,720)         315,159

ISSUANCE OF CONVERTIBLE DEBT WITH A
   BENEFICIAL CONVERSION FEATURE                --        --        597,397              --              --          597,397

ISSUANCE OF COMMON STOCK FOR ACCOUNTS
   PAYABLE AND SERVICES                    306,479       307        241,031              --         (32,400)         208,938

CAPITAL CONTRIBUTIONS                           --        --        119,440              --              --          119,440

AMORTIZATION OF EMPLOYEE STOCK-
   BASED COMPENSATION                           --        --             --              --       1,601,525        1,601,525

NET LOSS FOR THE PERIOD                         --        --             --      (8,083,269)             --       (8,083,269)
                                         ---------    ------    -----------    ------------     -----------     ------------

BALANCE - DECEMBER 31, 2001              4,270,623    $4,271    $25,160,277    $(28,707,234)    $   (89,904)    $ (3,632,590)
                                         =========    ======    ===========    ============     ===========     ============


                 See Accompanying Notes to Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Year Ended         Year Ended
                                                        December 31,       December 31,
                                                            2001               2000
                                                         -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(8,083,269)      $(13,761,949)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Loss on Sale of Property and Equipment                265,841                 --
       Goodwill impairment charge                                 --          1,485,935
       Patent impairment charge                            2,456,272          1,019,818
       Amortization                                        1,428,939          1,774,735
       Depreciation                                          144,446            130,933
       Non-cash interest expense                             597,397            950,000
       Stock-based compensation                            1,947,436          3,644,388
       Provision for doubtful accounts                        72,000             38,680

  Changes in operating assets and liabilities, net:
             Receivables                                     (89,029)             1,166
             Other Assets                                      8,311              1,806
             Prepaid expenses                                 47,756             10,501
             Deferred revenue                               (457,607)           (72,892)
             Accounts payable & Accrued Expenses             232,556            349,641
             Other current liabilities                        83,435            642,718
                                                         -----------       ------------
  Net cash used in operating activities                   (1,345,516)        (3,784,520)
                                                         -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Payments for property and equipment                         (2,259)          (182,207)
                                                         -----------       ------------


                 See Accompanying Notes to Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



                                                   Year Ended         Year Ended
                                                   December 31,      December 31,
                                                       2001              2000
                                                   -----------       -----------
CASH FLOWS FROM FINANCING
    ACTIVITIES:

    Line of credit advances                            210,939                --
    Proceeds from issuance of
         convertible promissory notes                  875,800         1,050,000
    Repayments of mortgages payable                         --            (1,321)
    Proceeds from related party notes payable          327,997           228,528
    Repayment of related party notes payable          (192,627)         (166,600)
    Repayment of notes payable                          (2,794)               --
    Repayments of capitalized leases                        --           (10,113)
    Proceeds from issuance of
         common stock                                  120,000         1,760,923
    Payments for offering costs                             --           (66,840)
                                                   -----------       -----------
    Net cash provided by
         financing activities                        1,339,315         2,794,577
                                                   -----------       -----------

(DECREASE) INCREASE IN CASH                             (8,460)       (1,172,150)

CASH, AT BEGINNING OF PERIOD                             8,683         1,180,833
                                                   -----------       -----------

CASH, AT END OF PERIOD                             $       223       $     8,683
                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

    Cash paid during the period for:
         Interest                                  $    52,912       $    45,613
                                                   ===========       ===========

                         PARTS.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


SUPPLEMENTAL SCHEDULE OF NON
    CASH INVESTING & FINANCING
    ACTIVITIES:

Year Ended December 31, 2001:

Accounts payable and accrued expenses in the amount of $207,649 settled through issuance of common stock.

Accounts payable and accrued expenses settled through issuance of convertible promissory note payable in the amount of $52,500.

Accounts payable and accrued expenses in the amount of $38,427 converted to related party notes payable.

Property and equipment returned to vendor for credit, with corresponding reduction of accounts payable and accrued expenses, in the amount of $25,000.

Building and parking lot sale, with corresponding reduction of notes and mortgage payables and accrued interest, in the amount of $542,912.


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


                 See Accompanying Notes to Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND DECEMBER 31, 2000


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

                  ORGANIZATION - Parts.com, Inc., (the "Company") is a business-to business and business-to-consumer electronic commerce software and parts procurement platform provider. The Company was incorporated in Nevada on September 13, 1995, under the name I.E.L.S., Inc., which had no revenue and insignificant expenses, assets and liabilities and whose common stock was traded on the OTC Bulletin Board. Effective January 5, 2000, the Company changed its name from Miracom Corporation to parts.com, Inc.

                  GOING CONCERN - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $28,707,234. The Company used $1,345,516 and $3,784,520 of cash in operations for the years ended December 31, 2001 and 2000, respectively and anticipates additional cash needs in 2002. At December 31, 2001, the Company had a working capital deficit of $3,825,613 and cash of $223. The Company also had undeposited payroll taxes to the Internal Revenue Service for the period July 2000 through December 2001, resulting in an accrual for back payroll taxes in the amount of approximately $347,000 as of December 31, 2001, including penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay certain members of senior management their regular salaries when due, which has resulted in an accrual for back salaries of approximately $117,752 as of December 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

                         PARTS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    DECEMBER 31, 2001 AND DECEMBER 31, 2000


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of a marketing campaign in order to gain market acceptance of it and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from annual subscription fees, fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to our stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

                  PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary Flex. All significant intercompany transactions and balances have been eliminated for all periods presented.

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

                  REVENUE AND EXPENSE RECOGNITION - Revenues are generally recognized when the service has been performed and related costs and expenses are recognized when incurred. Contracts for the development of software that extend over more than one reporting period are accounted for using the percentage-of-completion method of accounting. Revenue recognized at the financial statement date under these contracts is that portion of the total contract price that costs expended to date bears to the total anticipated final cost, based on current estimates of cost to complete. Revisions in total costs and earnings estimates during the course of the contract are reflected in the accounting period in which the circumstances necessitating the revisions become known. At the time a loss on a contract becomes known the entire amount of the estimated loss is recognized in the financial statements. Costs attributable to contract disputes are carried in the accompanying balance sheet only when realization is probable. Amounts received on contracts in progress in excess of the revenue earned, based upon the percent of completion method, are recorded as deferred revenue and the related costs and expenses incurred are recorded as deferred costs. Parts.com transaction fee revenues on business-to-business and consumer sales were recognized at the time the transaction was completed. Because individual sellers, rather than the Company make the actual product sale, the Company had no cost of goods sold, no procurement, carrying or shipping costs and no inventory. Provisions for estimated uncollectible accounts and authorized credits will be recorded as percentages of revenues and will be provided for at the time of revenue recognition.

         On September 10, 2001, the Company notified its entire dealership network that its parts.com marketplace would no longer be charging transaction fees for orders received and forwarded to the Company's distribution network. The Company cancelled its transaction fee based model and adopted an annual subscription fee based model. The Company did not receive any written correspondence objecting to this change and, therefore, on September 30, 2001, all parts.com marketplace orders were forwarded to dealers within the parts.com distribution network who have subscribed to the Company's TradeMotion Storefront software. Service was cancelled prior to September 30, 2001, for all dealerships who did not respond to such notice by renewing their agreement under the new subscription fee based model. Accordingly, the Company recognized all remaining deferred revenues at September 30, 2001 pertaining to its old transaction fee based model.

         As of September 30, 2001 the Company no longer charges annual territory fees to customers based upon each level of distribution and vehicle line that the customer purchases. Initially, annual fees were to be amortized into income over a period not to exceed 12 months commencing with the date the customer begins fulfilling parts orders for the web site. Effective October 2000, the Company extended the customer contracts through December 31, 2001. On September 30, 2001, however, the Company cancelled all annual territory fees to customers and as result of the change; fees were amortized into income over a total of 18 months. Unamortized fees under the new subscription fee based model are recorded as deferred revenue. Sales commissions associated with annual territory fees are recorded as prepaid expenses and are charged against income as the revenue is recognized.

                  The e-commerce web site became operational on January 23, 2000. During the years ended December 31, 2001 and December 31, 2000, the Company recognized approximately $10,731 and $7,895 from e-commerce transactions, respectively.

                  ReallyKnow.com revenues and all costs and expenses related to sales of Kiosks will be recognized at the time the products are delivered. In connection with the implementation of its current business plan for ReallyKnow.com which concentrates the Company's dealer car sales generation and tracking tool in the e-commerce sector, the Company is no longer involved in the production of quantitative and qualitative demographic researching and reporting in the Customer Relationship Management sector utilizing Kiosks. For the years ended December 31, 2001 and 2000, the Company generated gross revenues of approximately $0 and $20,000 and respectively, from the production of radio, television media and CRM.

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

                  PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets. Building and related improvements were/are depreciated over 25 years and furniture and fixtures and computers and related equipment are depreciated over three to five years.

                  Leased property meeting certain criteria is capitalized and the present value of the related lease payment is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the estimated useful lives of assets acquired ranging from three to five years.

                  Expenditures for repairs and maintenance are expensed as incurred. Expenditures, which materially increase values, or extend useful lives, are capitalized.

                  DEFERRED LOAN COSTS - Deferred loan costs in connection with the acquisition of the mortgage financing to purchase the Company's office building were being amortized on a straight-line basis over the 17-year term of the loan, commencing in May 1999. The unamortized loan costs were expensed with the sale of the land and building in 2001 (see Note 10).

                  OTHER ASSETS - Deferred consulting fees included in other assets for the year ended December 31, 2000 were amortized over the terms of the related consulting agreements, which ranged from one to two years. All deferred consulting fees have been fully expensed at December 31, 2001. The cost of acquiring the Internet domain names is being amortized over a period of five years commencing with the activation of the website in January 2000.

                  PATENT - Patents were carried at cost less accumulated amortization, which was calculated on a straight-line basis over the estimated useful life of the asset of five years. (See "impairment of long-lived assets")

                  GOODWILL - Goodwill, was amortized on the straight-line method over three years. Amortization expense for years 2001 and 2000 was $0 and $466,555, respectively. (See "impairment of long-lived assets")

                  IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate the carrying value of a long-lived asset, including associated intangible assets, may be impaired, an evaluation of recoverability is performed by comparing the estimated undiscounted future cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or undiscounted cash flow is required. As a result of such analysis, its limited funding and, accordingly, its decision to focus on its core business, the Company recognized a loss on its Flex technology patent pending of $2,456,272 and $1,019,818, respectively, during for the years ended December 31, 2001 and 2000, respectively. Based on a similar analysis, the Company recognized a loss on impairment of goodwill (see Note 12) of $1,485,935 during the year ended December 31, 2000.

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

                  For the years ended December 31, 2001 and 2000, the Company had securities that could potentially dilute earnings per share in the future but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. The potential number of common shares into which these outstanding securities are convertible are as follows:


                                                                    Year Ended
                                                                    December 31
                                                        ----------------------------------
                                                           2001                     2000
                                                        ---------                ---------
         Outstanding options                              211,000                  406,000
         Convertible promissory notes                   6,962,955                3,055,556
                                                        ---------                ---------
         Total                                          7,173,955                3,461,556

                  As of December 31, 2001, the Company did not have enough unissued authorized shares to cover the shares the would be required to be issued if all of the Companies option holders and convertible debt holders were to requests conversion. The Company intends to increase its authorized shares in 2002 to give it the ability to cover all conversion requests.

                  STOCK OPTION PLAN - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based upon the market value on the grant date.

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

                  RECENT PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements:
         Statement of Financial Accounting Standards (Statement) No. 141, "Business Combinations" (Statement 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not believe the impact of the provisions of Statement 141 and Statement 142 will be material to the Company's financial statements.

                  RECLASSIFICATIONS - Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.       MERCHANT ACCOUNT:

                  The Company maintains a merchant account for the electronic processing of its transactions with a credit card processor. Pursuant to the terms of the account, the Company was required to maintain a deposit of $100,000 with the credit card processor. In June 2000, the credit card processing company returned the deposit to the Company in full.

3.       PREPAID EXPENSES:

                   The company paid one nominal consulting fee in December 2001 for January 2002 resulting in a prepaid expense asset of $3,000 at December 31, 2001.

4.       PROPERTY AND EQUIPMENT:

                  A summary of property and equipment at December 31, 2001 and December 31, 2000 is as follows:


                                                           December 31,            December 31,
                                                              2001                     2000
                                                           -----------             -----------
         Land, building and improvements                   $       814             $   600,966
         Furniture and fixtures                                 22,857                  22,855
         Assets acquired under capitalized
               leases                                               --                  60,483
         Software                                              123,309                 146,053
         Computers and related equipment                       335,805                 355,943
                                                           -----------             -----------
                                                               482,785               1,186,300
         Less: accumulated depreciation and
               amortization                                   (297,475)               (257,216)
                                                           -----------             -----------
                                                           $   185,310             $   929,084
                                                           ===========             ===========
         Depreciation and amortization
               expense                                     $   144,446             $   130,933
                                                           ===========             ===========

         Depreciation and amortization
               expense of assets acquired under
               capitalized leases                          $    12,097             $    12,097
                                                           ===========             ===========

                  Assets acquired under capitalized leases consisted primarily of telephones, computers and related equipment and were disposed of in the fourth quarter of 2001.

5.       OTHER ASSETS:

               Other assets at December 31, 2001 and December 31, 2000 are as follows:

                                                   December 31,            December 31,
                                                       2001                  2000
                                                   -----------             -----------

         Deferred consulting fees                  $        --             $   940,929
         Internet domain                                47,870                  47,870
         Deposits                                        4,875                  13,186
                                                   -----------             -----------
                                                        52,745               1,001,985
         Less: accumulated amortization                (19,150)               (897,351)
                                                   -----------             -----------
                                                   $    33,595             $   104,634
                                                   ===========             ===========
         Amortization expense                      $    62,728             $   661,825
                                                   ===========             ===========

6.       NOTES AND MORTGAGE NOTES PAYABLE:

                  CONVERTIBLE PROMISSORY NOTES -

                  JAMES HALL NOTES - On July 20, 2000, the Company executed a Convertible Promissory Note (the "Note") with an individual for up to a Principal amount of $500,000. The note was subsequently modified on March 30, 2001 to allow for additional advances totaling $165,000, which were received during the six months ended June 30, 2001 ($125,000 was received in the form of cash and $38,767 was incurred through legal expenses and the conversion of accrued interest). The new Note bears interest at 10% per annum and was due and payable in a single balloon payment of principal and interest on July 20, 2001; however the note holder extended the maturity date to April 30, 2002. The Note, including accrued interest may be prepaid in full prior to maturity, without penalty. The Note is collateralized by the Company's Uniform Resource Locator ("URL"), "parts.com," its "trademotion" software as well as all of its tangible and intangible property and equipment.

                  Provided the Note has not been prepaid prior to maturity, the holder may convert the principal balance plus any accrued interest, before or at the scheduled maturity date of the Note into shares of the Company's common stock. Of the $665,000 outstanding as of December 31, 2001, $538,767 plus related accrued interest thereon is convertible at the lower of $3.60 per share or 80% of the 5-day average closing bid price prior to the conversion date while $125,000 is convertible at the lower of $2.00 per share or 80% of the lowest closing bid price within five trading days preceding conversion.

                  On September 28, 2001, the Company executed another convertible promissory Agreement with this same individual for up to a principal amount of $250,000, at the lenders option. At December 31, 2001 $162,000 was due under this agreement. The note bears interest at 10% per annum and all outstanding principal and interest was originally due and payable on December 4, 2001 and was extended to April 30, 2002. Provided the note has not been prepaid prior to maturity, the holder may convert interest, or any portion thereof in an amount not less than $50,000, to shares of common stock of the Company at the lower of $0.75 per share or 80% of the average closing ask price for the 5 trading days preceding the conversion. The remaining $60,000 of principal plus related accrued interest thereon may be converted by the holder at the lower of $1.00 per share or 80% of the lowest closing bid price within the five trading days preceding conversion. The note, including accrued interest, may be prepaid in full prior to maturity without penalty and is collateralized by the Company's tangible and intangible property consistent with the original note dated July 20, 2000 (as modified on March 30, 2001) described above.

                  DOUGLAS NAGEL NOTES - On September 1, 2000, the Company executed a $250,000 Unsecured Convertible Promissory Note with an individual. The note bears interest at 10% per annum and was due and payable in a single balloon payment of principal and interest on September 1, 2001. The note, including accrued interest could have been prepaid in full prior to maturity, without penalty. Provided the note was not been prepaid prior to maturity, the holder could have converted the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's common stock at a conversion price of $.375 per share.

                  In December 2000, the Company revised the terms of the $250,000 note and the holder advanced an additional $300,000 under a new note. The outstanding principal under the replacement note ($550,000) plus interest at 10% was due and payable December 31, 2001. The note is collateralized by the Company's URL "parts.com" and the source code for the Company's TradeMotion Software only to the extent of the indebtedness under the note. The Company has the right to prepay the entire principal under the note and in the event that the Company prepays $300,000 in principal, the holder loses all collateral rights and the remaining $250,000 in principal becomes unsecured. The holder may convert the $300,000 in additional principal plus interest into common stock at a conversion price of $.30 per share. The previously funded $250,000 remains convertible into common stock at $.375 per share.

                  In 2001, the holder advanced the Company an additional $411,667 and executed addendums to the note with the same terms as above, except that the loan additional funds to the Company. The holder received short term options to acquire the Company's common stock, all of which expired in 2001. Also, as inducements to the rate at which the outstanding principal and interest is convertible into the Company's common stock. The new note agreement calls for conversion at the option of the holder any time prior to the maturity date on all outstanding principal and interest at the lower of $0.75 per share or 80% of the average closing price of the Company's common stock for the 5 business days immediately preceding the date of conversion.

                  On August 31, 2001, the Company also executed a credit line with this individual for a maximum principal draw of $500,000 at not more than a proposed amount of $50,000 per month at the lender's discretion. The monies were placed in an escrow account held by the Company's legal counsel. This credit line was effective beginning August 31, 2001 and ended on December 31, 2001. The credit line bears interest at 10% per annum. Through December 31, 2001, approximately $111,000 had been drawn against this line of credit agreement of which the lender has disputed a portion of these funds being released out of escrow.

                  OTHER NOTES - On January 23, 2001 the Company executed a convertible promissory note with an individual in the amount of $50,000. The note bears interest at 10% per annum and was originally due and was payable in a single balloon payment on January 23, 2002. The note, including accrued interest may be prepaid in full prior to maturity without penalty. Provided the note has not been prepaid prior to maturity, the holder may convert the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's Common Stock at a conversion price of $2.00 per share. The holder of the note had an option to loan up to an additional $150,000 prior to April 27, 2001, which the holder failed to exercise.

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

                  The Company's real property was sold on October 17, 2001 to a shareholder of the Company (see Note 10). The Company issued a new note payable for $25,000 to the mortgage holder to cover the deficiency in the proceeds from the sale. Monthly principal and interest payments of $1,000 are due on this note.

                  Due to the fair value of the beneficial conversion feature associated with the convertible notes issued in 2001 and 2000, the Company recorded a debt discount as non-cash interest expense in the amount of $597,397 and $950,000 for the years ended December 31, 2001 and 2000 (see Note 9).

                  DEBT MATURITIES - Debt maturities subsequent to December 31, 2001, related to the Company's notes payable, convertible promissory notes and its line of credit, are as follows:

                  Year Ending
                  December 31,                          Amount
                  ------------                       ----------
                  2002                                2,179,558
                  2003                                   12,834
                  2004                                   13,048
                                                     ----------
                      Total                          $2,205,440
                                                     ==========

                  The 2002 maturities of $2,179,558 are included in the December 31, 2001 balance sheet as follows: Current portion of note payable $13,685, convertible promissory notes $1,954,934 and line of credit $210,939.

7.       CAPITALIZED LEASES:

                  Prior to December 31, 2000, the Company leased certain equipment under capital lease arrangements. There are no future minimum lease payments under these agreements at December 31, 2000 as the Company liquidated the balances due under the capitalized leases in January 2000.

8.       INCOME TAXES:

                  The difference between the Company's effective income tax rate and the federal statutory rate at December 31, 2001, and December 31, 2000, is reconciled below:


                                                                             2001             2000
                                                                             ----             ----

         Federal benefit expected                                            (34)%            (34)%
         State taxes                                                          (4)              (4)
         Permanent items                                                      19               11
         Increase in valuation allowance                                      19               27
                                                                             ---              ---
                                                                             0.0%             0.0%
                                                                             ===              ===

                  Significant components of the Company's deferred tax assets and liabilities at December 31, 2001, and December 31, 2000, are approximately as follows:


                                                     2001                  2000
                                                  ----------            -----------
         Deferred Tax Assets
         Net operating losses                     $4,750,000            $ 3,912,000
         Noncash interest expense                 $  611,000                375,000
         Allowance for bad debts                          --                 31,000
         Stock-based compensation                 $2,307,000              1,580,000
         Deferred income                                  --                203,000
         Other                                    $   47,000                 66,000
                                                  ----------            -----------
              Gross deferred tax asset             7,715,000              6,167,000
         Less valuation allowance                 (7,715,000             (6,167,000)
                                                  ----------            -----------
              Deferred tax asset                  $       --            $        --
                                                  ==========            ===========

                  There were no deferred tax liabilities as of December 31, 2001, and December 31, 2000.

                  As of December 31, 2001, the Company had estimated net operating loss carryforwards of approximately $12,025,000 available to offset future taxable income. The net operating loss carryforwards expire through the year 2021. Under U.S. tax law, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

9.       STOCKHOLDERS' EQUITY:

                  On November 12, 1999, the Company amended its articles of corporation to grant the Board of Directors of the Company the authority to issue up to

         10,000,000 shares of preferred Stock, par value $.001 per share, and to determine the price, rights, preferences, privileges, and restrictions, including voting rights of these shares without further vote or action by stockholders.

                  The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB
         25). Compensation cost for employee stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based upon the market value on the date of grant.

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

                  The Company awarded a total of 1,000,000 options to two officers of the Company during the year ended December 31, 2001 valued at $1,156,250, all of which was immediately recognized and recorded as stock-based employee compensation expense in the accompanying financial statements (see Note 10).

                  The Company awarded an additional 200,000 options to the same two officers of the Company during the year ended December 31, 2001 for which no stock based compensation was recorded in the accompanying financial statements (see Note 10).

                  During the year ended December 31, 2001, the Company settled several outstanding payables in the amount of $207,649 by issuing common stock of the Company.

                  On October 1, 2001 the Company entered into a revised representation agreement and retainer letter with Kevin J. Hubbart who serves as general corporate counsel to the Company. In the agreement the Company issued 50,000 shares for services rendered through September 30, 2001 and 120,000 shares for the remainder of the term of said agreement, which is through September 30, 2002. The Company expensed $21,600 during the year ended December 31, 2001 as stock-based consulting fees. The remaining balance of $24,300 will be expensed in 2002.

                  The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the issuance of stock options to employees pursuant to the provisions of SFAS 123. For the year ended December 31, 2000, employees, officers and directors of the Company were issued options to purchase a total of 104,700 shares of the Company's common stock at exercise prices ranging from $11.50 to $200.00 per share. In December 2000, employees, officers and directors of the Company voluntary cancelled and retired 143,100 stock options in exchange for the same number of underlying shares. As a result, 29,600 stock options issued during year 2000 were still outstanding at December 31, 2000. Exercise prices equaled or exceeded the market value at the time of grant, expiring from March 2003 to February 2009.

                  Had compensation cost for the Company's issuances of stock options during the years ended December 31, 2001 and 2000 been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's 2001 and 2000 net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                  December 31,
                                                     ------------------------------------
                                                        2001                    2000
                                                     -----------             ------------

         Net loss as - reported                      $(8,083,269)            $(13,761,949)
         Proforma net loss                           $(8,155,033)            $(15,303,601)
         Basic and diluted Net loss
           per common share - as reported            $     (2.49)            $      (5.70)
         Basic and diluted Net loss
           Per common share - proforma               $     (2.51)            $      (6.30)

                  The Company utilizes the Black-Scholes option pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the years ended December 31, 2001 and 2000: dividends yield of 0%; expected average annual volatility of 181.05% and 133.86%; average annual risk-free interest rate of 6%; and expected terms averaging approximately ten and three years.

                  The Company's stock option plan provides for the granting of either incentive stock options or non-qualified stock options to key employees and non-employee members of the Company's Board of Directors for up to a maximum of 165,000 shares of common stock. Options outstanding at December 31, 2000 consist of 11,000 non-qualified options and 29,600 incentive options. Options outstanding at December 31, 2001 consisted of 211,000 non-qualified options. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 33% and no options are exercisable after ten years from date of grant.

                  The following table summarizes stock option activity for the years ended December 31, 2001 and 2000:


                                                                                                      Weighted
                                                                                 Exercise              Average
                                                         Shares                 Price Range         Exercise Price
                                                       ----------            ----------------       --------------
          Outstanding as of December 31, 1999              79,000            $15.00 - $ 30.00           25.80

             Granted                                      104,700             11.50 -  200.00           65.00
             Exercised                                         --                          --              --
             Forfeited/Retired                           (143,100)            11.50 -  200.00           45.60
                                                       ----------            ----------------          ------
         Outstanding as of December 31, 2000               40,600                15.00-152.50           57.10


             Granted                                    1,215,000            $  .01 - $ 20.00          $  .32
             Exercised                                 (1,000,000)           $            .01          $  .01
             Forfeited/Retired                            (44,600)           $15.00 - $152.50          $51.33
                                                       ----------            ----------------          ------
         Outstanding as of December 31, 2001              211,000            $  .40 - $ 30.00          $ 1.94
                                                       ==========            ================          ======



                                        OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                     ------------------------                ---------------------
                                                                WEIGHTED                   WEIGHTED
                                                                AVERAGE                    AVERAGE
                                                   REMAINING    EXERCISE                   EXERCISE
                    PRICE RANGE       NUMBER         LIFE         PRICE       NUMBER         PRICE
                      $   .40        200,000      9.8 years     $   .40       200,000       $  .40
                      $ 30.00         11,000      7.1 years     $ 30.00        11,000       $30.00

                  The outstanding options expire at various dates through September 2011. At December 31, 2001, a total of 211,000 were exercisable, with a weighted average exercise price of $1.94. The weighted average remaining contractual life of options at December 31, 2001 with exercise prices ranging from $.40 to $30.00 is 9.7 years. The weighted average fair value of the options issued for the years ended December 31, 2001 and 2000 were $0.36 and $5.19.

                  During the period ended December 31, 2001, the Company issued 60,000 shares of common stock, in private placements all at $.20 share and received net cash proceeds of $120,000. During the period ended December 31, 2000, the Company issued 170,959 shares of common stock, in private placements at per share prices ranging from $2.50 to $4.00 per share and received net cash proceeds of $1,694,254

           During the years ended December 31, 2001 and 2000, the Company issued 306,479 and 227,581 shares of common stock, respectively, in payment of accounts payable, conversion of notes payable and services related to consulting and employment contracts. Except for the December 2000 issuance of shares to a consultant who is also a related party (see below), all shares issued to liquidate recorded liabilities were valued based upon the amount of the recorded liability satisfied and all other shares issued were valued at a 10% discount to market for shares issued for services rendered or goods received and were recorded as an asset or charged to expense based upon the nature of the transaction. Of the shares issued in the year ended December 31, 2000 included in the amount above, 38,400 relate to the voluntary cancellation and retiring of stock options by employees in exchange for the same number of underlying shares. Such options were added back to the option pool at December 31, 2000. Certain of the above shares were treated as deferred compensation and are subject to one and two-year vesting requirements.

                  During the years ended December 31, 2001 and 2000, the Company recorded $1,198,370 and $597,263, respectively, in deferred compensation representing 90% of the fair market value of common stock issued to employees with vesting periods of one to two years. Such amount has been presented as a reduction to stockholders' equity and is being amortized over the applicable vesting period. The Company amortized an aggregate of $1,601,525 and $104,203 of deferred compensation during the years ended December 31, 2001 and 2000, respectively.

                  During the year ended December 31, 2001, the Company entered into various convertible promissory notes with individuals. The notes contained a nondetachable beneficial conversion feature that allowed the individuals to convert the notes and accrued interest thereon into the Company's common stock at conversion prices of $3.60, $1.00 or $0.75 per share or 80% of the 5-day average closing bid price prior to the conversion date. The fair value of the beneficial conversion feature exceeded the value of the notes. Since the notes were convertible at any time, the Company recorded debt discount of $597,397 as "non-cash" interest expense upon issuance of the notes and correspondingly charged additional paid-in capital.

                  During the year ended December, 2000, the Company entered into two convertible promissory notes with individuals. The notes contained a nondetachable beneficial conversion feature that allowed the individuals to convert the notes and accrued interest thereon into the Company's common stock at conversion prices of $3.00, $3.75 per share and the lower of $3.60 per share or 80% of the 5-day average closing bid price prior to the conversion date. The fair value of the beneficial conversion feature exceeded the value of the notes. Since the notes were convertible at any time, the Company recorded debt discount of $950,000 as "non-cash" interest expense upon issuance of the notes and correspondingly charged additional paid-in capital.

10.      RELATED PARTY TRANSACTIONS:

                  On October 17, 2001 New Era Partners Inc., a company owned by George Demakos, an affiliate, who owns more than 10% of parts.com purchased from the Company the building which houses the Company's corporate headquarters, as well as the adjacent parking lot. The contract sales price was $550,000. The sales price was satisfied through a reduction in amounts owed to George Demakos and his companies, New Era Partners Inc., and Select Media Ltd. In the amount of $110,000 as well as Demakos' assumption of two mortgages in the amount of $380,000 and a note payable in the amount of $17,000 and accrued interest due on the mortgages and note. Subsequently, the company signed a lease with New Era Partners, Inc. to occupy approximately 3,000 square feet of office space for $2,650 a month. The company can notify New Era Partners, Inc. of its intentions to vacate with sixty days prior notice and pay a one-time penalty of $5,000.00

                  Douglas Nagel and James Hall released their liens against the property titled in the aforementioned paragraph in order for the closing to take place. The funds paid to the Eugene W. Gramzow Revocable Trust, the lender, were insufficient to cover the total liability owed by the Company and personally guaranteed by Shawn D. Lucas a related party who owns more than 10% of the Company. Subsequently, George P. Demakos, Shawn D. Lucas and Scott Anderson personally guaranteed $25,000 owed to the Eugene W. Gramzow Revocable Trust and payments of $1,000 a month for 24 months are to be made by the Company.

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

                  The Company recognized a loss on the sale of the building of $265,841 which is classified as loss on sale of assets in the accompanying financial statements.

                  From January through March, 2001, Select Media Ltd., owned by an individual who indirectly owns more than 10% of the common stock of the Company, loaned the Company a total of $28,500, payable on demand and bearing interest at 10%. The Company repaid the loans in full during the first quarter 2001. Also during the year ended December 31, 2001, the Company repaid this individual $28,408 as partial payment on other loans made to the Company prior to 2001. Additionally, the Company converted $21,106 of expense reimbursements owed to this individual accrued through December 31, 2001 to a note payable bearing 13% annual interest which is due and payable on demand. Finally, the $48,648 balance due this individual was applied towards the purchase of the Company's real property on October 17, 2001.

                  From January through March 2001, New Era, Inc., owned by an individual who indirectly owns more than 10% of the Common Stock of the Company, loaned the Company a total of $80,000 under two notes payable, both due and payable on demand and bearing interest at 13% for $50,000 and 8% for $30,000. The Company repaid the $50,000 note in full (including interest) during the six months ended June 30, 2001 and $2,000 of the other note in June 2001. Finally, the $34,928 balance due this individual was applied towards the purchase of the Company's real property on October 17, 2001.

                  During the nine months ended September 30, 2001, George P. Demakos, an individual who owns more than 10% of the common stock of the Company, loaned the Company four separate notes totaling $60,900 payable on demand and bearing interest at 14% per annum. The Company repaid $31,000 of the notes in full (including interest) during the year ended December 31, 2001. Finally, $26,425 of the balance due this individual was applied towards the purchase of the Company's real property on October 17, 2001.

                  In January 2001, Scott Anderson, a related party and employee of the Company loaned the Company a total of $20,000, payable on demand and bearing interest at 10%. From January through July 2001, $7,700 in principal was re-paid (with interest). Additionally, the balance of this individual's expense reimbursements accrued through December 31, 2001 were converted to a note payable bearing 13% interest due and payable on demand. The entire amount of this note has been repaid during the year ended December 31, 2001.

                  During the year ended December 31, 2001, the Company incurred and paid a commission in the amount $66,000 to an officer of the Company for completion of a software sale and design contract. The Company also incurred a commission in the amount of $66,000 to another officer of the Company for completion of a software sale and design contract. This commission was forgiven by the officer and treated as a capital contribution.

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

                  The Performance Options have a $1.00 strike price and a 10-year contractual life. Each employee is entitled to receive 100,000 Performance Options, subject to immediate vesting, if the per share closing price of the Company's common stock is $1.25 or greater for 5 consecutive closes. Furthermore, each employee was entitled to receive an additional 100,000 shares of the Company's common stock for each additional increment of $0.25 in stock price (e.g., $1.50, $1.75, $2.00, etc.) for which the closing price is at or above that level for 5 consecutive closes. As these targets have not yet been achieved, no Performance Options have been awarded and, therefore, no compensation expense has been recorded. In the event of the employees' termination of employment with the Company, voluntary or involuntary and with or without cause, Performance Options will only be granted to the extent they have been earned pursuant to the criteria noted above. The Performance Options, once awarded, will be subject to variable accounting treatment prescribed by APB 25, which generally provides that estimated compensation cost will be measured and recorded based on the fair value of the Company's common stock as of each reporting date until the options are exercised, forfeited, or expire unexercised.

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

                  The initial performance stock price goal for the Performance Options of $1.25 was changed to $0.50 and all subsequent increments are to be measured from this new price. Furthermore, the Performance Options strike price of $1.00 was lowered to $0.40. Due to this modification, an additional 100,000 options were awarded to each individual during September 2001; however, no compensation expense was recognized as the fair value of the stock as of December 31, 2001 was less than the strike price.

                  During the year ended December 31, 2000, the Company issued a total of 98,000 shares of common stock to officers and directors and a key employee in payment of bonuses, at per share prices ranging from $3.93 to $99.00 for an aggregate of $1,146,375 in stock-based compensation expense. These shares are subject to "lock-up" documents executed by the officers, directors and key employee, whereby such shares cannot be sold for a minimum time period. In addition, the shares are also subject to "leakout" agreements signed by these same individuals that provide for restriction on the sale of these shares according to maximum specified monthly amounts over a two-year period.

                  During the year ended December 31, 2000, the Company issued a total of 88,000 shares of common stock to officers and directors and a key employee, valued at $346,500 and charged to stock-based employee compensation expense in exchange for the cancellation and retiring of stock options for the same number of underlying shares. These shares are subject to "lock-up" documents executed by the officers, directors and key employee, whereby such shares cannot be sold for a minimum time period. In addition, the shares are also subject to "leakout" agreements signed by these same individuals that provide for restriction on the sale of these shares according to maximum specified monthly amounts over a two-year period.

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

                  In July 2000, Select Media Ltd., owned by an individual who indirectly owns more than 10% of the common stock of the Company, loaned the Company 35,000, payable on demand and bearing interest at 8%. The Company repaid the loan with $167 in interest in July 2000.

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

                  In December 2000, the Company liquidated $38,769 of amounts due for consulting fees to George Demakos, a related party who indirectly owns more than 10% of the common stock of the Company, by issuance of 24,231 shares of common stock. At the time of the issuance, the Company's stock had a fair value of $3.90 per share, thus, the Company recognized stock-based consulting expense in the amount of $56,640 for the bargain purchase price element.

                  The shares of common stock issued in the above transactions were valued at per share prices approximating recent private placements of common stock less a 10% discount from market.

11.      COMMITMENTS AND CONTINGENCIES:

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

                  Pursuant to the terms of the new employment agreements and the settlement agreements, the Company agreed to pay the employees cash in the total amount of $42,000, and issue a total of 119,575 shares of common stock valued at $309,219. Total value assigned to the stock was based on the market value on the date of the new employment agreements and settlement agreements, less a 10% discount

                  Of the total consideration paid or payable in the amount of $351,219 to these employees, $244,419 related to settlement of the contracts breached or for salaries earned in year 2000. Accordingly, this amount was accrued as an expense for the year ended December 31, 2000 and is included in "Other current liabilities." The remaining consideration paid or payable and valued at $106,800, was related to salaries earned in the first quarter of 2001 and was, therefore, recognized as expense during the first quarter of 2001.

                  On January 4, 2001 and March 20, 2001, the Internal Revenue Service filed federal tax liens against the assets of the Company totaling $349,990 for undeposited payroll taxes for the period April 2000 through November 2000. At December 31, 2001 the Company's unpaid payroll taxes amounted to approximately $347,492, including penalties and interest, and are included in "Other current liabilities" in the accompanying financial statements. The Company remitted $100,000 to the IRS pertaining to unpaid payroll taxes during the year ended December 31, 2001.

12.      GOODWILL IMPAIRMENT CHARGE:

                  In November 2000, David Lampert, Senior Vice President of Software Development, a member of the board of directors and former principal of LiveCode, Inc. left the Company. Due to weaker than anticipated revenue growth from LiveCode, Inc. coupled with Mr. Lampert's departure, the Company determined that goodwill related to the LiveCode acquisition was fully impaired. And, in conformity with Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," a $1,039,897 impairment charge related to LiveCode's goodwill was recorded in the fourth quarter 2000. In addition, due to 2000's operating loss and negative cash flow from operations, combined with a history of operating losses and negative cash flow from operations, the Company determined in the fourth quarter of 2000, that goodwill related to the September 30, 1998 MTV Pinnacle Advertising Group, Inc. ("MTV") and United Equity Partners, Inc. ("UEP") acquisitions was fully impaired. Accordingly, $446,038 impairment charge related to MTV and UEP's goodwill was recorded in the fourth quarter 2000.

13.      SUBSEQUENT EVENTS:

         The company settled approximately $755,000 in payables at an average of $.12 per dollar owed to vendors in January 2002. The amount of debt forgiven was approximately $662,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between the Company and its certified public accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company's officers and directors and their respective ages as of April 26, 2002 were as follows:

     NAME                 AGE                          POSITION
Shawn D. Lucas            34     Chairman, Chief Executive Officer, President and Interim
                                 CFO

Scott A. Anderson         34     Chief Technology Officer, Secretary and Director

         The following sets forth a description of the officers' and directors' business experience during the past five years or more and other biographical information:

         Shawn D. Lucas has served as the Chairman, Co-Chief Executive Officer of the Company since September 1998. He co-founded parts.com and has been the Company's President since June 1999. Prior to co-founding the Company, Mr. Lucas was the Vice President of Media for several advertising agencies from April 1992 through September 1998 who provided advertising services primarily to automobile dealerships. Mr. Lucas has held several managerial positions at automotive dealerships dating back to his tenure at his father's Chevrolet dealership in Oregon.

         Scott A. Anderson has served as Co-Chief Executive Officer and Chief Technology Officer of the Company from September 1998 to July 2001. He co-founded parts.com and has been the Company's Chief Technology Officer since inception. Prior to co-founding the Company, From January 1995 through September 30, 1998, he was President of United Equity Partners, Inc., a Florida corporation, an Internet technology and software solutions company who developed an automotive Mechanical Breakdown Insurance product called E-policy for Intercontinental Warranty Service Inc. Mr. Anderson is a graduate of University of Central Florida where he received a Bachelor of Science degree.

Change in Management

         David Lampert was appointed director of the Company in April 1999. Effective November 2000, Mr. Lampert resigned as director, and as Senior Vice President of Software Development for the Company. The company feels Mr. Lampert breached his employment agreement, which was completed upon the acquisition of LiveCode Inc., and has to date not pursued legal action.

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

           In October 1999, the Company entered into an employment agreement with Jon Palazzo to serve as the Company's Vice President of Aftermarket Operations. In March 2001, Mr. Palazzo terminated his employment agreement for cause due to non-payment of salary. Subsequently, Mr. Palazzo entered into a settlement agreement with the Company in which the company feels the settlement agreement was breach (see below.) To date the company has not pursued legal action.

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

         Michael Third was appointed chief Software Architect in November 1999. Mr. Third terminated his employment contract without proper notice in August of 2001. The company has to date not pursued legal action against Mr. Third.

         Steven O'Sullivan was appointed Executive Vice President of Operations in April of 2000. Mr. O'Sullivan terminated his employment contract with the company January of 2002.

         All of the Company's officers and directors devote substantially all of their time to the Company's business.

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

Significant Employees

The following individuals, although not executive officers of the Company, were significant employees:

         Mark Reed joined the company in January of 2000 as Senior Software Developer and currently oversees the company's entire software development.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under
Section 16(a). Based on its review of the copies of such forms received by it, the Company believes that during its fiscal year ended December 31, 2001, filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth compensation paid by the Company for services by our Chief Executive Officer and Chief Technology Officer who received in excess of $100,000 during the fiscal years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                          Annual Compensation(1)               Compensation
                                                      ----------------------------    ----------------------------
                                                                                      Securities
                                            Fiscal                       Stock        Underlying       All Other
Name and Principal Position                  Year        Salary          Bonus          Options       Compensation
---------------------------------------     ------    ------------    ------------    -----------    -------------
 Shawn D. Lucas                              2001     $ 120,863       $ 645,922         100,000      $ 71,000
  President, Chairman, CEO, Interim CFO      2000     $  63,797       $ 131,250(4)          -0-      $ 63,905(6)(7)
                                             1999     $ 121,875(2)    $  96,875(3)       11,000(6)   $ 11,566(6)(7)

Scott A. Anderson                            2001     $  42,709       $ 654,463         100,000      $  5,000
  Chief Technology Officer, Secretary        2000     $  60,923       $ 120,313(4)          -0-      $ 63,905(6)(7)
  Director                                   1999     $ 113,908(2)    $  96,875(3)       11,000(6)   $ 14,732(6)(7)


---------------

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

(3) Bonus paid in an aggregate of 10,000 shares of restricted stock to these officers and directors. The closing price of a share of common stock on the dates of grant was $19.38 per share.

(4)

                                                                                     Closing Price of a
Name                                  Bonus Shares              Date of Grant        Share on Grant Date
----                                  ------------              -------------        -------------------
Shawn D. Lucas                           5,000                     11/11/99                 $19.38
Scott A. Anderson                        5,000                     11/11/99                 $19.38

(4) Bonus paid in an aggregate of 57,500 shares of restricted stock to these officers and directors. The closing price of a share of common stock on the dates of grant was $4.38 per share.

                                                                                     Closing Price of a
Name                                  Bonus Shares              Date of Grant        Share on Grant Date
----                                  ------------              -------------      -------------------
Shawn D. Lucas                          30,000                     12/29/00                 $4.38
Scott A. Anderson                       27,500                     12/29/00                 $4.38

(5) On December 29, 2000 the Company issued a total of 22,000 shares of common stock to these officers and directors, valued at $144,375 in exchange for the cancellation and retiring of stock options for the same number of underlying shares. The closing price of a share of common stock on the date of exchange was $4.38.

Name                                 Exchange Shares           Date of Exchange
----                                 ---------------           ----------------
Shawn D. Lucas                           11,000                   12/29/00
Scott A. Anderson                        11,000                   12/29/00

(6) Represents the number of shares of common stock subject to options on February 12, 1999, the date of grant. The closing price of a share of common stock on the date of grant was $35.00. On December 29, 2000, the Company issued shares of restricted common stock in exchange for the cancellation and retiring of stock options for the same number of underlying shares (see "5" above).

(7)  Represents sales commissions paid.

Stock Option Grants

         The following table sets forth information concerning individual grants of options to purchase Common Stock made to executives during 2001, 2000 and 1999.


                                                                                         Potential Realizable
                                                                                                Value at
                                                                                         Assumed Annual Rates
                                                                                                   of
                             Number of       Percent of                                       Stock Price
                             Securities        Total         Exercise                       Appreciation for
                             Underlying       Options           or                           Option Term(1)
                              Options        Granted to     Base Price     Expiration    ---------------------
Name                          Granted        Employees       ($/Share)         Date       5%($)         10%($)
------------------           ----------      ----------     ----------     ----------    --------     --------
Shawn D. Lucas                 11,000(2)         16%         $30.00         2/12/09      $537,535     $855,935
                              100,000             8%         $ 0.40         1/01/08          -            -
                              500,000            42%         $ 0.01         7/09/06          -            -

Scott A. Anderson              11,000(2)         16%         $30.00         2/12/09      $537,535     $855,935
                              100,000             8%         $ 0.40         1/01/08          -            -
                              500,000            42%         $ 0.01         7/09/06          -            -
                 06  8

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

         In December 2000, the Company issued a total of 22,000 shares of common stock to the executives above, valued at $144,375 and charged to stock-based employee compensation expense in exchange for the cancellation and retiring of the stock options. The shares are subject to "lock-up" documents executed by each executive, whereby such shares cannot be sold for a minimum time period. In addition, the shares are also subject to "leakout" agreements signed by these same individuals that provide for restriction on the sale of these shares according to maximum specified monthly amounts over a two-year period.

(3) The Company awarded a total of 1,000,000 options to two officers of the Company during the year ended December 31, 2001 valued at $1,156,250, all of which was immediately recognized and recorded as stock-based employee compensation expense in the accompanying financial statements (see Note 10).

         No options were exercised during years 2000 and 1999.

Stock Option Plan

         The Company's stock option plan currently authorizes the award of 165,000 shares of common stock in the form of stock options. As of December 31, 2000, stock options to purchase 40,600 shares of common stock were outstanding under the plan. Accordingly, 124,400 shares of common stock are available for future awards under the plan. The plan is designed as a means to retain and motivate qualified and competent persons who provide services to the Company and its subsidiary.

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

           If there is a change in the common stock due to a stock dividend or recapitalization, the plan provides for appropriate adjustment in the number of shares available for grant under the plan and the number of shares and the exercise price per share under any option then outstanding under the plan, so that the same percentage of the Company's issued and outstanding shares shall remain subject to being optioned under the plan or subject to purchase at the same aggregate exercise price under any such outstanding option, as applicable. Unless otherwise provided in any option, the committee may change the option price and/or number of shares under any outstanding option when, in its discretion, such adjustment becomes appropriate so as to preserve but not increase benefits under the plan. The aggregate number of shares subject to options granted to any one optionee under the Plan may not exceed 66,000, subject to adjustment as described above. However, no incentive stock options (as defined in Section 422 of the Internal Revenue Code) may be granted to a person who is not also an employee of the Company.

         The plan provides for the granting of both incentive stock options and nonqualified stock options. Options may generally be granted under the plan on such terms and at such prices as determined by the committee, except that the per share exercise price of any incentive stock options cannot be less than the fair market value of a share of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may become exercisable after the expiration of ten years from the date of grant. The committee may accelerate the exercisabilty or vesting of any option or shares previously acquired by the exercise of any options, and, in the event of a change in control, unless otherwise provided in the option; each outstanding option will become immediately fully exercisable. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries must have an exercise price of at least 110% of the fair market value of the Common stock subject to such option on the date of grant and a term of no more than five years. Incentive stock options granted under the plan are not transferable other than by will or by the laws of descent and distribution. Nonqualified stock options are also not transferable unless the prior written consent of the committee is obtained and such transfer does not violate Rule 16b-3 under the Exchange Act.

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

Employment Agreements

We entered into employment agreements (as amended) with the following
Executives:

Officer                         Term              Salary          Position
-------                         ----              ------          --------
Shawn D. Lucas         July 2001 - July 2006     $144,000   CEO, President, CFO
Scott A. Anderson      July 2001 - July 2006     $144,000   Chief Technology Officer

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

Pursuant to the terms of the settlement agreements, the Company agreed to pay the employees above cash in the total amount of $10,000, and issue a total of 57,197 shares of common stock valued at $154,431. Total value assigned to the stock was based on the market value on the date of the new employment agreements and settlement agreements, less a 10% discount.

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

           In March 2001, the Company entered into a settlement agreement regarding Jeffrey Odato's breached employment agreement. Under the terms of the agreement, Mr.Odato received a one-time cash payment of $2,000 and 14,403 shares of common stock in lieu of $28,807.15 worth of back salary. The agreement contains a commitment of the Company to pay a lump sum amount of $50,000, to Odato, only in the event the Company does not adhere to its terms.

         In March 2001, the Company entered into a settlement agreement regarding Jon Palazzo's breached employment agreement. Under the terms of the agreement, Mr. Palazzo is to receive $25,000 cash paid in monthly installments beginning May 2001 through December 2001. Mr. Palazzo also agreed to accept 19,620 shares of common stock in lieu of $39,241.94 worth of back salary. Mr. Palazzo received a total of $12,000 worth of payments during the year ended 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information regarding the beneficial ownership of the Company's common stock as of April 26, 2002, held by persons or groups believed by the Company to beneficially own more than 5% of the Company's outstanding stock, by directors and officers of the Company, and by all directors and officers and affiliates of the Company as a group. Unless otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. The address of each of the individuals listed in the table is c/o the Company, 121 East First Street, Sanford, Florida 32771.

         Percentage ownership in the following table is based on 4,952,799 shares of common stock outstanding as of April 26, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of April 26, 2002 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

                                                     NUMBER OF SHARES            SHARES BENEFICIALLY OWNED AS A
   NAME OF BENEFICIAL OWNER                         BENEFICIALLY OWNED          PERCENTAGE OF CLASS OUTSTANDING
   Shawn D. Lucas                                       928,394                            18.8%

   Scott A. Anderson (1)                                915,633 (1)                        18.5%

   Select Media Ltd. (2)                                472,450                             9.5%

   New Era Partners, Inc.(2)                            250,000                             5.1%

All directors and officers                                                                 51.9%
   and affiliates as a
   group (3 persons)

--------------------

(1) Includes 204,400 shares owned by Flex Technologies, Inc. for which Scott A. Anderson holds a proxy.

(2) George Demakos is the President of Select Media Ltd, and New Era Partners
Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1998, I.E.L.S., Inc., a Nevada corporation with no material operations, completed an exchange agreement with Direct Touch Research, Inc. a Florida corporation with no material operations, pursuant to which all shares of DTR common stock were exchanged for 554,200 shares of I.E.L.S. common stock. Three of the original shareholders and promoters of I.E.L.S. agreed to have 161,000 shares of their stock redeemed by I.E.L.S. for an aggregate consideration of $1,610.00. At the time of the completion of the share exchange, the prior shareholders and promoters of DTR held 554,200 shares and the I.E.L.S. shareholders held 420,000 shares (prior to redemption and cancellation of the 161,000 referenced above). As a result, DTR became a wholly owned subsidiary of I.E.L.S. and I.E.L.S. changed its name to the Company. A total of 98,700 additional shares were issued to the following persons for related consulting services: Consolidated Capital Group, Inc. (30,000 shares); Roger Tichenor (30,000 shares); Pow Wow, Inc. (30,000 shares) and Douglas Hackett (8700 shares). The Company subsequently dissolved DTR in August 1999.

         In September 1998, the Company acquired all of the business, assets and liabilities of United Equity Partners, Inc., a Florida corporation, for 15,000 shares of the Company common stock. UEP, a company owned by Scott A. Anderson and Michael R. Fouts, provided website design and maintenance services for businesses. The assets acquired consisted primarily of computer equipment, accounts receivable and maintenance contracts. The Company also assumed trade payables of approximately $90,000. UEP was subsequently dissolved in August 1999.

         In September 1998, the Company acquired all of the business, assets and liabilities of MTV/Pinnacle Advertising Group, Inc., a Florida corporation ("Pinnacle"), for 58,200 shares of the Company common stock. Pinnacle, a company owned by Jeffrey M. Odato and Michael R. Fouts, provided advertising services primarily to automobile dealerships. The assets acquired consisted primarily of accounts, receivables, computer and office equipment. The Company also assumed trade payables of approximately $469,000.

         In September 1998, the Company retired a $40,000 obligation owed to Michael Fouts, an officer, director and shareholder of the Company, by issuing him 4,000 shares of the Company's Common Stock.

         In September 1998, the Company issued 40,000 shares of common stock to Select Media, Inc., a beneficial owner of over 5% of the Company's issued and outstanding common stock, pursuant to the terms of a consulting agreement entered into with Select Media, Inc.

         In May 1999, the Company acquired all of the assets and business operations and assumed all of the outstanding liabilities of LiveCode, Inc. ("LiveCode") a Florida corporation in exchange for 60,000 shares of the Company's common stock and a six-month non-interest bearing $20,000 promissory note in favor of the stockholders of LiveCode. The Company, whose President was David Lampert, provides software solutions and other computer-related services to various industries. Effective September 30, 1999, the $20,000 note was repaid by the issuance of 4,000 shares of the Company common stock.

           In May 1999, the Company purchased the office building that is its headquarters and a future parking facility for $562,000. The sellers of the property were Karl and Helen Stairs and StoneStreet Investments, Inc., a
Florida corporation ("StoneStreet"), owned by Messrs. Lucas, Fouts, Odato, Anderson and McComas. Messrs. Lucas, Amderson, Fouts and Odato are directors and shareholders of the Company. Mr. McComas is a significant employee and a major shareholder of the Company. The purchase was financed with secured loans totaling $380,000 from an unrelated party, Eugene E. Gramzow, Trustee for the Eugene W. Gramzow Revocable Trust (the "Gramzow Loan") and an unsecured loan in the amount of $182,000 in favor of StoneStreet Investments, Inc. $432,000 of the loans were used to purchase the property and the remaining loan proceeds were used to complete approximately $160,000 worth of improvements to the property and the building. The Gramzow Loan is secured by the following: (i) a first mortgage against the Company's headquarters and second mortgage against the parking lot; (ii) a conditional personal guaranty by Shawn D. Lucas; and (ii) a pledge of a total of 10,000 shares of the Company common stock by Scott A. Anderson, Michael R. Fouts, Jeffrey M. Odato and David McComas (each of whom pledged 2500 shares). In December 1999, the StoneStreet loan was retired by payment to StoneStreet of 12,787 shares of the Company's common stock. The carrying value of land, building and improvements at December 31, 1999, has been reduced by $74,000, which amount represents the excess of the purchase price of the property over its appraised value at the date of purchase.

          Effective October 4, 1999, November 29, 1999, and November 30, 1999, the Company repaid and aggregate of $157,139 of amounts due to its principal shareholders, directors and/or officers with the issuance of 24,641 shares of common stock. Messrs. Lucas, Anderson, McComas, Odato Fouts, Lambert and Hart received 367; 5944; 6508; 2073; 9910; 3650 and 1000 shares respectively.

          On October 21, 1999, the Company acquired all of the outstanding common stock of FlexRadio, Inc., ("FlexRadio") for 620,000 shares of the Company common stock, a transaction valued at $6,417,000. The 620,000 shares of stock were issued to FlexRadio's stockholders according to their respective ownership percentages-Flex Technologies, Inc. (a Florida corporation owned by Walter Anderson, father of the Company Co-CEO and Chief Technology Officer Scott Anderson-229,400 shares), Shawn Lucas (our co-CEO and President-192,200 shares), Official Sports Management, Inc. (a Florida corporation owned by Ross Reback-49,600 shares) and Select Media, Inc. (a Florida corporation owned by George DeMakos-148,800 shares). Under the terms of the acquisition, the Company obtained the rights to FlexRadio's provisional patent application for a radio frequency detection and reporting device. FlexRadio technology will enable radio stations to track program and advertising effectiveness in a real time format. The Company will combine FlexRadio's technology with its ReallyKnow.com's Miratouch division's web-enabled real time market research business, thus expanding the reach of real time data gathering for businesses.

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

         Douglas Nagel and James Hall released their liens against the property titled in the aforementioned paragraph in order for the closing to take place. The funds paid to the unrelated party Eugene W. Gramzow Revocable Trust, the lender, were insufficient to cover the total liability owed by the Company and personally guaranteed by Shawn D. Lucas a related party who owns more than 10% of the Company. Subsequently, George P. Demakos, Shawn D. Lucas and Scott Anderson personally guaranteed $25,000 owed to the Eugene W. Gramzow Revocable Trust and payments of $1,000 a month for 24 months are to be made by the Company.

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibits

None.

(b)      Reports on Form 8-K.

On June 26, 2001, The Company filed a Form 8-K Current Report to disclose that on June 15, 2001, the directors approved a one-for-ten reverse stock split, wherein every ten shares of parts.com common stock will convert into one share of the effective date of the split. Shareholders will receive an additional share for fractional shares.

In the same report, The Company disclosed that the reverse stock split was scheduled to become effective at the close of business on June 27, 2001 and would reduce the number of shares issued and outstanding from approximately 30,145,197 million shares to 3,014,519 million shares and the public float from 8,398,646 shares to approximately 839,864 shares with approximately 4,000 shareholders of record. It was further disclosed that the number of authorized common shares would be reduced from 50,000,000 to 5,000,000.

In the same report, The Company disclosed that on June 15, 2001, the Company announced new cusip #702140203 and new stock symbol PART, effective Thursday morning, June 28, 2001.

On July 3, 2001, The Company filed a Form 8-K Current Report to disclose that effective June 29, 2001, the directors approved an extension of the employment contracts of Co-Ceo's Shawn Lucas and Scott Anderson. The employment contracts were scheduled to expire on June 30, 2001, but were extended until July 13, 2001.

In the same report, the Company disclosed that the company was currently negotiating with both Lucas and Anderson to enter into new employment contracts.

On July 20, 2001, The Company filed a Form 8-K Current Report to disclose that on July 9, 2001, based on the recommendations of a compensation committee of outside advisors, the Board of Directors approved new employment agreements for Shawn Lucas and Scott Anderson. Both agreements are for five-year terms and generally provided for an initial annual salary of $72,000 and stock options based on performance. In addition, the agreements addressed stock options, unpaid wages and risks assumed by employees. No additional shares of stock were issued to the employees.

In the same report, The Company disclosed that effective July 20, 2001, the Board of Directors accepted until August 3, 2001 of the Convertible Promissory Note of July 20, 2001. No compensation was required for the extension. The report also stated that further terms and extensions of the Note were being negotiated.

On August 3, 2001, The Company filed a Form 8-K Current Report to disclose that the Board of Directors accepted the extension until September 4, 2001 of the Convertible Promissory Note of July 20, 2001. It was further disclosed that no compensation was required for the extension and that further terms and extensions of the Note were being negotiated.

On September 4, 2001, The Company filed a Form 8-K Current Report to disclose that on September 4, 2001, the Board of Directors accepted the extension until October 5, 2001 of the convertible Promissory Note of July 20, 2001. No compensation was required for the extension. The report also stated that further terms and extensions of the Note were being negotiated.

On December 28, 2001, The Company filed a Form 8-K Current Report to disclose that effective December 21, 2001, the Board of Directors of parts.com, Inc. (the Company) approved and notified Deloitte & Touche LLP (Deloitte & Touche) of their dismissal a the Company's independent certified public accountants.

In the same report, the Company disclosed that Deloitte & Touche's report on the consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion and was not modified as to audit scope or accounting principles; however, such report contained an explanatory paragraph relating to substantial doubt regarding the uncertainty of the Company's ability to continue as a going concern.

In the same report, the Company disclosed that in connection with its audit of the Company's consolidated financial statements for the last fiscal year, and the subsequent interim period had no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on the consolidated financial statements of the Company.

In the same report, the Company disclosed that Deloitte & Touche has furnished to the Company a letter addressed to the Securities and Exchange Commission stating whether or not Deloitte & Touche agrees with the statements made by the Company herein. A copy of such letter, dated December 21, 2001 was attached to the report.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act of 1934, as amended, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in Sanford, Florida on the 20th day of May 2001.


                                      PARTS.COM, INC. AND SUBSIDIARY
                                      (FORMERLY MIRACOM CORPORATION)


                                     By:  /s/ Shawn D. Lucas
                                     ----------------------------------------
                                        Shawn D. Lucas

                                        President, Chairman and Chief Executive
                                        Officer and Interim CFO

In accordance with Section 13 or 15(a) of the Exchange Act of 1934, as amended, this Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated below.

Signature                            Title                                                   Date
 /s/ Shawn Lucas           Director, President, Interim CFO
 ------------------          chief Executive Officer (Principal Executive
Shawn Lucas                  Officer)                                                     May 20, 2002

/s/ Scott Anderson
-------------------
Scott Anderson             Director, Chief Technology Officer,
                             Secretary                                                    May 20, 2002