Form 10QSB
period 2002-03-31
PARTS COM INC
filed 2002-06-24
CIK 1096494

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               YES [ ]     NO [X]

As of June 17, 2002, there were 4,952,799 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION


                                                                                 Page
                                                                                 ----
Item 1. Index to Financial Statements

PARTS.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at
      March 31, 2002 (Unaudited) and December 31, 2001                           4-5

Condensed Consolidated Statements of Operations (Unaudited) for
         the Three Months Ended March 31, 2002 and 2001                            6

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
         for the Three Months Ended March 31, 2002                                 7

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
      Three Months Ended March 31, 2002 and 2001                                 8-9

Notes to Consolidated Financial Statements   (Unaudited)                        10-14

Item 2.  Management's Discussion and Analysis  of
         Financial Condition and Results of Operations.                         15-17

Other Information and signatures                                                17-18



SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-KSB, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Litigation Securities Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," "goals," "should," "anticipate," "intend," "plan," foresee and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the Business section below and in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations and in other documents filed from time to time with the Securities and Exchange Commission. Specific events addressed by these forward looking statements include, but are not limited to:

         o        future acquisitions;

         o        industry trends;

         o general economic trends, including employment rates and consumer confidence levels;

         o        parts sales rates and subscriber sales growth;

         o        our financing plans;

         o        our business and growth strategies.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections, as well as:

         o our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures and general operating activities;

         o the reputation and financial condition of vehicle manufacturers and dealers whose brands we represent;

         o        our relationships with dealers

         o changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

         o general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, and the level of consumer spending;

         o high competition in the automotive B2B ecommerce parts industry which creates pricing pressures on the products and services we offer;

         o our ability to successfully integrate past and potential future acquisitions.

                         PARTS.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                                        March 31,      December 31,
                                                          2002             2001
                                                       (UNAUDITED)
                                                        ---------      ------------
CURRENT ASSETS:

Cash                                                    $    185        $    223
Accounts receivable, net of allowance for
  doubtful accounts of $147,000 and $72,000,
  respectively                                            17,521          27,780
Prepaid expenses and other current assets                 20,285          19,567
                                                        --------        --------
Total Current Assets                                      37,991          47,570
                                                        --------        --------

PROPERTY AND EQUIPMENT, net                              154,339         185,310

OTHER ASSETS, net                                         31,577          33,595
                                                        --------        --------
Total Assets                                            $223,907        $266,475
                                                        ========        ========



See Accompanying Notes to Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                    March 31,          December 31,
                                                      2002                 2001
                                                  (UNAUDITED)
                                                  ------------         ------------
CURRENT LIABILITIES:

Accounts payable and accrued expenses             $    151,418         $    790,746
Other current liabilities                              874,086              831,593
Current Portion of Note Payable                         13,685               13,685
Line of credit                                         343,569              210,939
Convertible promissory notes                         1,925,433            1,954,934
Notes Payable - related party                           12,317               15,785
Deferred revenue                                        59,783               55,501
                                                  ------------         ------------
Total Current Liabilities                            3,380,291            3,873,183

LONG-TERM LIABILITIES:
Note Payable                                            23,728               25,882
                                                  ------------         ------------
Total Liabilities                                    3,404,019            3,899,065
                                                  ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred Stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding                            --                   --

Common Stock, $.001 par value,
5,000,000 shares authorized,
4,999,999 and 4,270,623 shares
issued and outstanding, respectively                     5,000                4,271

Additional paid-in capital                          25,399,921           25,160,277

Accumulated deficit                                (28,518,639)         (28,707,234)

Deferred stock-based employee compensation             (66,394)             (89,904)
                                                  ------------         ------------
Total Stockholders' Deficit                         (3,180,112)          (3,632,590)
                                                  ------------         ------------
Total Liabilities and
   Stockholders' Deficit                          $    223,907         $    266,475
                                                  ============         ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Three Months Ended
                                               -------------------------------
                                                 March 31           March 31
                                                   2002                2001
                                               -----------         -----------
NET SALES                                      $   132,065         $   134,128
COST OF SALES                                      116,190             131,558
                                               -----------         -----------
         GROSS PROFIT                               15,875               2,570
                                               -----------         -----------
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:

  Stock-Based Employee Compensation                 53,210             267,474

  Stock-Based Consulting Fees                        7,740              25,593

  Other                                            238,723             363,001

  Amortization                                       2,394             258,210

  Depreciation                                      30,971              39,635

INTEREST, NET (inclusive of noncash
 interest of $23,000 for
 2002 and $230,988 for 2001                         81,263             262,856
                                               -----------         -----------
         TOTAL SELLING, GENERAL AND
                ADMINISTRATIVE EXPENSES            414,301           1,216,769
                                               -----------         -----------
OTHER INCOME (EXPENSES)
  Loss on Sale of Assets                           (63,693)                 --
  Other Income                                     650,714                  --
                                               -----------         -----------
          TOTAL OTHER INCOME, NET                  587,021                  --
                                               -----------         -----------

NET INCOME (LOSS)                              $   188,595         $(1,214,199)
                                               ===========         ===========
BASIC AND DILUTED NET INCOME (LOSS)
    PER COMMON SHARE                           $       .04         $      (.43)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       4,489,436           2,800,787
                                               ===========         ===========


          See Accompanying Notes to Condensed Consolidated Financial Statements

                             PARTS.COM, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)




                                                                                  Deferred
                                       Common Stock             Additional      Stock-Based
                               ----------------------------      Paid-In        Accumulated        Employee
                                   Shares         Amount         Capital         Deficit        Compensation        Total
                               ------------    ------------    ------------    ------------     ------------     ------------
Balance - December 31, 2001       4,270,623    $      4,271    $ 25,160,277    $(28,707,234)    $    (89,904)    $ (3,632,590)

Issuance of common stock to
  employees                         100,000             100          29,600         (29,700)              --               --

Issuance of convertible
  debt with a beneficial
  conversion feature                     --              --          23,000              --               --           23,000

Issuance of common stock
  to officers and
  related parties                   629,376             629         187,044              --               --          187,673

Amortization of employee
  stock-based compensation               --              --              --              --           53,200           53,200

Net Income for the
  period                                 --              --              --         188,595               --          188,595
                               ------------    ------------    ------------    ------------     ------------     ------------
Balance - March 31, 2002          4,999,999    $      5,000    $ 25,309,921    $(28,518,639)    $    (66,394)    $ (3,180,112)
                               ============    ============    ============    ============     ============     ============



See Accompanying Notes To Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31
                                                                ---------------------------------
                                                                    2002                 2001
                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                               $   188,595           $(1,214,199)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
   Gain on settlement of accounts payable                          (650,714)                   --
   Loss on Sale of Property and Equipment                            63,693                    --
   Amortization                                                       2,394               258,210
   Depreciation                                                      30,971                39,635
   Noncash interest expense                                          23,000               230,988
   Stock-based compensation and fees                                 60,950               293,067
   Provision for doubtful accounts                                   75,000                    --

Changes in operating assets and liabilities:
   Receivables                                                      (64,741)                9,086
   Prepaid Expense & Other assets                                    (1,094)               17,533
   Deferred revenue                                                   4,282              (120,086)
   Accounts payable & Accrued Expenses                             (117,617)              238,749
   Other current liabilities                                             --              (167,150)
                                                                -----------           -----------
Net cash used in operating activities                              (105,045)             (414,167)
                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Line of credit advances                                             132,630                    --
Proceeds from issuance of
  convertible promissory notes                                       23,000               300,000
Proceeds from related party notes payable                            10,483               128,500
Repayments of related party notes payable                           (13,951)              (62,500)
Repayments of notes payables                                         (2,155)                   --
Proceeds from issuance of common stock                                   --                40,000
                                                                -----------           -----------
Net cash provided by financing activities                           150,007               406,000
                                                                -----------           -----------

DECREASE IN CASH                                                        (38)               (8,167)
CASH, AT BEGINNING OF PERIOD                                            223                 8,683
                                                                -----------           -----------
CASH, AT END OF PERIOD                                          $       185           $       516
                                                                ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest:                             1,810                 1,015
                                                                ===========           ===========


See Accompanying Notes to Condensed Consolidated Financial Statements

                        SUPPLEMENTAL SCHEDULE OF NONCASH
                        INVESTING & FINANCING ACTIVITIES

Three Months Ended March 2002:

Accounts payable and accrued expenses in the amount of $60,090 settled through the issuance of common stock (Select Media, Inc.).

Accounts Payable, accrued expenses, and note payable settled totaling $733,016 settled through cash paid in the amount $85,357 cash and debt forgiveness in the amount of $650,714.

Accrued expenses in the amount of $12,307 settled through the issuance of common stock (New Era, Inc.).

Three Months Ended March 31, 2001:

Accounts Payable and accrued expenses in the amount of $207,469 settled through issuance of common stock.

Accounts Payable and accrued expenses settled through the issuance of convertible Promissory note payable in the amount of $52,500.

Property and equipment returned to vendor for credit, with corresponding reduction of accounts payable and accrued expenses in the amount of $25,000.

                         PARTS.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Parts.com, Inc. (the "Company") is a business-to-business and business-to-consumer electronic commerce software and parts procurement platform provider. The Company's e-procurement solutions enable corporations to use electronic automation to streamline business transactions, increase revenue and reduce costs. The Company was incorporated in Nevada on September 13, 1995, under the name I.E.L.S., Inc., which had no revenue and insignificant expenses, assets, and liabilities and whose common stock was traded on the OCT Bulletin Board. Effective January 5, 2000, the Company changed its name from Miracom Corporation to parts.com, Inc.

         GOING CONCERN - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have never been profitable and expect to continue to incur operating losses until at least the end of the fiscal 2002. We may be unable to achieve profitability in the future. We have continued to suffer recurring losses from operations that to date, total $28,518,639. The Company used 105,045 and $414,167 of cash in operations for the three months ended March 31, 2002 and 2001, respectively and anticipates additional cash needs in the remainder of 2002. At March 31, 2002, the Company had a working capital deficit of $3,342,300 and cash of $185. The Company also had undeposited payroll taxes to the Internal Revenue Service for the period July 1, 2000 through March 31, 2002, resulting in an accrual for back payroll taxes in the amount of approximately 378,036 as of March 31, 2002, including estimated penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay certain members of senior management as well as non-management employees their regular salaries when due, which has resulted in an accrual for back salaries of approximately $181,047 as of March 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of a marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to our stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

         INTERIM RESULTS AND BASIS OF PRESENTATION - The unaudited condensed financial statements as of and for the three months ended March 31, 2002 and 2001 have been prepared by management of the Company and are unaudited. In management's opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of the Company's operations and its cash flows for the three months ended March 31, 2002 and 2001. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited condensed financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2001 as included in our report on Form 10-KSB as filed with the Securities and Exchange Commission on May 20, 2002.


2.       CONVERTIBLE PROMISSORY NOTES

         JAMES HALL NOTES - On July 20, 2000, the Company executed a Convertible Promissory Note (the "Note") with an individual for up to a Principal amount of $500,000. The note was subsequently modified on March 30, 2001 to allow for additional advances totaling $165,000, which were received during the six months ended June 30, 2001 ($125,000 was received in the form of cash and $38,767 was incurred through legal expense and the conversion of accrued interest). The new Note bears interest at 10% per annum and was due and payable in a single balloon payment of principal and interest on July 20, 2001; however, the note holder has extended the maturity date to April 30, 2002. As of June 24, 2002, the Company is past due on all amounts due under these notes. The Note, including accrued interest, may be prepaid in full prior to maturity, without penalty. The note is collateralized by the Company's Uniform Resource Locator ("URL"), "parts.com," its "TradeMotion" software as well as its tangible and intangible property and equipment.

         The holder may convert the principal balance plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's common stock. Of the $665,000 outstanding as of March 31, 2002, $538,767 is convertible at the lower of $3.60 per share or 80% of the 5-day average closing bid price prior to the conversion date while $125,000 is convertible at the lower of $2.00 per share or 80% of the lowest closing bid price within five trading days preceding conversion.

         On September 28, 2001, the Company executed another convertible promissory with this same individual for up to a principal amount of $250,000, at the lenders option. At March 31, 2002, $185,000 was due under this agreement. The note bears interest at 10% per annum and all outstanding principal and interest was originally due and payable on December 4, 2001 and was extended to April 30, 2002. The holder may convert the principal and interest, or any portion thereof in an amount not less than $50,000, to shares of common stock of the Company at the lower of $0.75 per share or 80% of the average closing ask price for the 5 trading days preceding the conversion. The remaining $60,000 of principal plus related accrued interest thereon may be converted by the holder at the lower of $1.00 per share or 80% of the lowest closing bid price within five trading days preceding conversion. The note, including accrued interest, may be prepaid in full prior to maturity without penalty and is collateralized by the Company's tangible and intangible property consistent with the original note dated July 20, 2000 (as modified on March 30, 2001) described above.

         DOUGLAS NAGEL NOTES - On September 1, 2000, the Company executed a $250,000 Unsecured Convertible Promissory Note with an individual. The note bears interest at 10% per annum and was due and payable in a single balloon payment of principal and interest on September 1, 2001. The note, including accrued interest could have been prepaid in full prior to maturity, without penalty. Provided the note was not prepaid prior to maturity, the holder could have converted the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's common stock at a conversion price of $3.75 per share.

         In December 2000, the Company revised the terms of the $250,000 note and the holder advanced an additional $300,000 under a new note. The outstanding principal under the replacement note ($550,000) plus interest at 10% is due and payable December 31, 2002. The note is collateralized by the Company's URL "parts.com" and the source code for the Company's TradeMotion Software only to the extent of the indebtedness under the note. The Company has the right to prepay the entire principal under the note and in the event that the Company repays the principal, the holder loses all collateral rights. The holder may convert the $300,000 in additional principal plus interest into common stock at a conversion price of $3.00 per share. The previously funded $250,000 remains convertible into common stock at $3.75 per share.

         In 2001, the holder advanced the Company an additional $411,667 and executed addendums to the note with the same terms as above. The holder received short-term options to acquire the Company's common stock, all of which expired in 2001. Also, as inducements to the rate at which the outstanding principal and interest is convertible into the Company's common stock. The new note agreement calls for conversion at the option of the holder any time prior to the maturity date on all outstanding principal and interest at the lower of $0.75 per share or 80% of the average closing price of the Company's common stock for the 5 business days preceding the date of conversion.

         On August 31, 2001, the Company also executed a credit line with this individual for a maximum principal draw of $500,000 at not more than a proposed amount of $50,000 per month at the lender's discretion. The monies were placed in an escrow account held by the Company's legal counsel. This credit line was effective beginning August 31, 2001 and ended on March 31, 2002. The credit line bears interest at 10% per annum. Through March 31, 2002, approximately $243,569 had been drawn against this line of credit agreement of which the lender has disputed a portion of these funds being released out of escrow.

         OTHER NOTES - On January 23, 2001 the Company executed a convertible promissory note with an individual in the amount of $50,000. The note bears interest at 10% per annum and is due and payable in a single balloon payment on January 23, 2002. As of June 24, 2002, the Company is past due on all amounts due under this note. The note, including accrued interest may be prepaid in full prior to maturity without penalty. The holder may convert the principal balance of the note plus any accrued interest, before or at the scheduled maturity date of the note into shares of the Company's Common Stock at a conversion price of $2.00 per share. The holder of the note had an option to loan up to an additional $150,000 prior to April 27, 2001, which the holder failed to exercise.

         In April 2001, the Company settled an outstanding payable balance in the amount of $107,562 by issuing a convertible promissory note payable in the amount of $52,500 with payments beginning August 16, 2001, and ending in December 2001. If the Company fails to make the initial payment, the balance owed is converted to common stock at $2.75 per share. As a result of this transaction, the Company recorded non-cash interest expense in the amount of $7,159 for the six months ended June 30, 2001, for the beneficial conversion feature. On January 15, 2002, the Company settled this outstanding note payable through a lump-sum cash payment of $9,000. The remaining debt was forgiven by the lender and was recorded to other income-debt forgiveness on the income statement.

         The Company's real property was sold on October 17, 2001 to a shareholder of the Company. The Company issued a new note payable for $25,000 to the mortgage holder to cover the deficiency in the proceeds from the sale. Monthly principal and interest payments of $1,000 are due on this note.

3.       MORTGAGE NOTES PAYABLE

         On October 17, 2001, parts.com sold its real property located at 121 East First Street, Sanford, FL and a nearby parking lot to a related party and entered into a new note payable in the amount of $25,000 with 25 monthly payments of $1,000 each including principal and interest.

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

         For the three months ended March 31, 2002, no employees of the Company or non employees were issued options to purchase any shares of the Company's common stock.

         During the three months ended March 31, 2002, the Company settled one outstanding payable and accrued expenses in the amount of $60,090 by issuing 200,000 shares of common stock of the Company to a related party (see Note 5).

         During the three months ended March 31, 2002, the Company issued 250,000 shares of common stock of the Company to a related party as further consideration of the sale of real property located at 121 E. 1st Street, Sanford, FL (the Company's headquarters) (see Note 5).

         During the three months ended March 31, 2002, the Company issued 100,000 shares of common stock as bonus to one employee.

         During the three months ended March 31, 2002, the Company issued 179,376 shares of common stock as payment for back salary owed to two officers and recognized additional stock-based compensation of approximately $8,000 as a result of this transaction.

5.       RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2002, Select Media Ltd., owned by an individual who indirectly owns more than 10% of the Common Stock of the Company, accepted 200,000 shares of common stock as payment for $60,090 worth of consulting fees for the period of July 2000 ($48,090 in accrued expenses at December 31, 2001) through February 2002.

         During the three months ended March 31, 2002, New Era, Inc., a company owned by George Demakos, an affiliate who owns more then 10% of Parts.com, received 250,000 shares of common stock as additional consideration towards the property sold on October 17, 2001 and in consideration of approximately $12,000 due New Era, Inc. The Company recognized an additional loss on sale of property of approximately $63,000 in the March 31, 2002 financial statements as a result of this transaction.

         During the three months ended March 31, 2002, Hotel Discount Network, whose partial ownership owns more than 10% of the Common Stock of the Company, loaned the Company a total of $3,150, payable on demand and bearing interest at 10%. The Company has not re-paid any of this note payable or interest as of March 31, 2002.

         During the three months ended March 31, 2002, Scott Anderson, a related party and employee of the Company received $6,618 in principal payments against his January 1, 2001 $20,000 note, which is payable on demand and bears interest at 10%. During the three months ended March 31, 2001, all accrued interest was paid in full as well.

6.       COMMITMENTS AND CONTINGENCIES

         In March 2002, the Company entered into new employment agreements with Shawn Lucas, President, CEO and interim CFO and Scott Anderson, Chief Technology Officer, both of whom are the only active members of the Company's Board of Directors. Generally, the employment agreements provide for annual salaries of $190,000 each subject to increases in the subsequent years. The agreements also provide for a special one-time performance and merit bonus of 10% of Employees then Base Salary by January 4, 2003.

         These agreements provide for the grant of three types of options to purchase shares of the Company's common stock with preferred shares being issued in the event common shares are not available at the time of conversion. A total of 150,000 shares of common stock a year for term of the agreement at a strike price of $0.01 per share. Additionally, The Performance Options have a $0.32 strike price and a ten (10) year contractual life. Each employee is entitled to receive 100,000 Performance options, subject to immediate vesting, if the per share closing price of the Company's common stock is $0.75 or greater for five (5) consecutive closes. Furthermore, each executive was entitled to receive an additional 100,000 shares of common stock for each additional increment of $0.25 in stock price (e.g. $1.00, $1.25, $1.50, etc.) for which the closing price is at or above that level for five (5) consecutive closes. As these targets have not yet been achieved, no Performance Options have been awarded and, therefore, no compensation expense has been recorded. The Performance Options, once awarded, will be subject to variable accounting treatment prescribed by APB 25, which generally provides that estimated compensation cost will be measured and recorded based on the fair value of the Company's common stock as of each reporting date (in this instance, March 31, 2002) until the options are exercised, forfeited, or expire unexercised.

         The Company was unable to meet its payroll obligations to Shawn Lucas and Scott Anderson and, accordingly, was in violation of their employment agreements described above.

         The Company does not have enough shares of common stock authorized to cover the potential shares that could be issued as a result of the convertible promissory notes and unexercised stock options.


7.       SUBSEQUENT EVENTS

         Between April 5, 2002 through June 11, 2002, the Company executed promissory notes and received $51,500 from Hotel Discount Network. The notes are all payable in 12 months and bear 10% interest.

         On April 10, 2002, the Company returned to treasury 47,200 shares, which were originally issued primarily to various former employees.

         Between April 24, 2002 through June 20, 2002, the Company executed various promissory notes and received $50,000 from an accredited investor. The notes are payable in 12 months and bear 10% interest.

         On June 13, 2002, the Company executed a promissory note and received $1,050 from New Era, Inc., a company owned by George Demakos, an affiliate who owns more then 10% of Parts.com. The note is payable in 12 months and bears 10% interest.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS QUARTERLY REPORT, AS WELL AS THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001 AS FILED WITH THE SEC ON MAY 20, 2002.

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward looking information and statements within in the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward looking statements contained in this Form 10QSB. The forward looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although we believe that the assumptions underlying our forward looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward looking statements included in this form 10QSB will prove to be accurate.

OVERVIEW

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

As noted in the Company's Form 10-KSB for the year ended December 31, 2001, the Company has experienced significant operating losses and an accumulated deficit, which raise doubt about the Company's ability to continue as a going concern. However, the Company showed net profit of $188,595 for the three months ended March 31, 2002 primarily as a result of a non cash gain of approximately $650,000 from the settlement of various outstanding payables. The Company had an accumulated deficit of $28,518,639 at March 31, 2002. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development of, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

RESULTS OF OPERATIONS - Three Months Ending March 31, 2002

During the three months ended March 31, 2002, total revenues amounted to $132,065 versus $134,128 for the three months ended March 31, 2001. In the first quarter 2002, revenue was primarily derived from software development sales of $$86,500. Additional revenue in the amount of $16,450 was derived from the recognition of 2001 storefront contracts, while the remaining revenue was derived from 2002 storefront contract sales. In contrast, first quarter 2001 revenue was recognized due primarily to territory fees from Platinum, Gold, and Silver sales, which such sales have since been discontinued. Additional revenues in the amount of $4,040 were generated from storefront sales.

The Company generated a gross profit of $15,875 for the three months ended March 31, 2002 compared to a gross profit of only $2,570 for the three months ended March 31, 2001. The primary reason for the higher profit margin from 2002 to 2001 is due a significant decrease in COGS-Payroll expenditures. The Company incurred $100,165 for COGS-Payroll expense in the three months ended 2001 as opposed to only $49,608 for the three months ended March 31, 2002.

The Company experienced a net profit for the three months ended March 31, 2002 of $188,595 as compared with a net loss of $1,214,199 for the three months ended March 31, 2001. This decrease in net loss was primarily attributable to two main factors. First the company decreased operating and other expenses by $934,000 for the three months ended March 31, 2002 as compared to the same period last year. Secondly, the company settled a significant amount of outstanding accounts payable through a settlement offer, which averaged $0.12/dollar. This settlement offer resulted in debt forgiveness other income in the amount of $650,714.

A detailed review of the decrease in operating expenses reveals the following. First, the Company decreased its workforce from 26 full-time employees at March 31, 2001 to 7 full-time employees at March 31, 2002. This decrease resulted in approximately $78,000 (48%) less in payroll expense for the three months ended March 31, 2002 as compared to the three Months ended March 2001. Second, stock-based employee compensation totaled $53,210 for the three months ended March 31, 2002 as compared to $267,474 for the same period last year. Finally, amortization expense for the three months ended March 31, 2002 totaled only $2,394 for the three months ended March 31, 2002 as compared to 258,210 for the three months ended March 31, 2001. Amortization expense was significantly reduced in 2002 because the Flex Patent was fully impaired in the fourth quarter of 2001. Mortgage interest expense was also eliminated in 2002 since the real property owned by the Company was sold in the fourth quarter 2001, resulting in a savings of approximately $14,250 during the first quarter 2002. Additionally, commissions for territory fees and software development income were eliminated in 2002, resulting in a savings of approximately $19,542 during the first quarter 2002. Also, noncash interest recorded during the three months ended March 31, 2002 $23,000 as compared to $230,988 during the three months ended March 31, 2001 due to beneficial conversion features associated with the issuance of promissory notes which are convertible into shares of Company's common stock at prices below the fair market value of the stock on the dates the notes were issued. Further, professional fees during the three months ended March 31, 2002 totaled only $3,442 as compared to $87,887 during the three months ended March 31, 2001, resulting in a savings of approximately $84,445.

Partially offsetting the significant reductions during the first quarter 2002 was a credit recorded to Shareholder Relations associated with the settlement of $55,062 of outstanding accounts payable.

LIQUIDITY AND SOURCES OF CAPITAL

Since its inception, the Company has sustained recurring losses from operations that to date, total $28,518,639. The Company used $105,045 and $414,167 of cash in operations for the three months ended March 31, 2002 and 2001, respectively and anticipates additional cash needs in the remainder of 2002. At March 31, 2002, the Company had a working capital deficiency of $3,342,300 and cash of $185. The Company also has not deposited all of the back payroll taxes with the Internal Revenue Service ("IRS") for the period July 1, 2000 through March 31, 2002, resulting in an accrual for back payroll taxes in the amount of approximately $378,036 as of March 31, 2002, including penalties and interest. Subsequent to March 31, 2002, there have been no additional deposits paid to the IRS towards this obligation.

The IRS issued a levy against the Company's three bank accounts on April 23, 2002. The Company is currently negotiating a payment plan with the IRS, but no formal or informal payment plan or forbearance agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay former members of senior management and other non-management regular salary when due, which resulted in an accrual for back salaries of approximately $181,047 as of March 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company has altered its business model and taken actions to reduce its cash needs, such as significant reductions in its workforce to attempt to stabilize its financial condition. The Company continues developing its technology known as "TradeMotion Solutions" and continues implementation of a marketing campaign in order to gain market acceptance of same and to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital. Without short or long-term financing, in order to meet its current and future capital needs, the Company will depend on cash receipts from transaction fee revenue generated from its e-commerce web site, license fees from the sale of its software and proceeds from the sale of additional shares of common stock or the issuance of debt securities. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances as to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms acceptable to our stockholders or management. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.

Since its reverse merger and 504 offering conducted in September 1998, the Company has financed its operations primarily through cash receipts from annual territory fees, equity private placements and most recently, proceeds from the issuance of convertible notes payable and software development fees. At March 31, 2002, the Company had $185 of cash and a working capital deficiency of $3,342,300. As these funds have been largely used for operating purposes as of the date of this report, the Company requires additional financing in the near future to fund operations. The Company is actively pursuing other sources of new cash financing, but has not completed such financing and cannot provide any assurances to whether such financing will be completed. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. The availability of such financing is essential for the Company to continue to meet operating obligations and continue as a going concern.


                                OTHER INFORMATION

CHAGNES IN SECURITIES AND USE OF UNREGISTERED SECURITIES

From January 1, 2002 through March 31, 2002, the Company did not issue any common stock for the purpose of raising capital in private placements.


EMPLOYMENT AGREEMENTS

In March 2002, the Company entered into new employment agreements with Shawn Lucas, President, CEO and interim CFO and Scott Anderson, Chief Technology Officer, both of whom are the only active members of the Company's Board of Directors. Generally, the employment agreements provide for annual salaries of $190,000 each subject to increases in the subsequent years. The agreements also provide for a special one-time performance and merit bonus of 10% of Employees then Base Salary by January 4, 2003.

These agreements provide for the grant of three types of options to purchase shares of the Company's common stock with preferred shares being issued in the event common shares are not available at the time of conversion. A total of 150,000 shares of common stock a year for term of the agreement at a strike price of $0.01 per share. Additionally, The Performance Options have a $0.32 strike price and a ten (10) year contractual life. Each employee is entitled to receive 100,000 Performance options, subject to immediate vesting, if the per share closing price of the Company's common stock is $0.75 or greater for five
(5) consecutive closes. Furthermore, each executive was entitled to receive an additional 100,000 shares of common stock for each additional increment of $0.25 in stock price (e.g. $1.00, $1.25, $1.50, etc.) for which the closing price is at or above that level for five (5) consecutive closes. As these targets have not yet been achieved, no Performance Options have been awarded and, therefore, no compensation expense has been recorded. The Performance Options, once awarded, will be subject to variable accounting treatment prescribed by APB 25, which generally provides that estimated compensation cost will be measured and recorded based on the fair value of the Company's common stock as of each reporting date (in this instance, March 31, 2002) until the options are exercised, forfeited, or expire unexercised.

The Company was unable to meet its payroll obligations to Shawn Lucas and Scott Anderson and, accordingly, was in violation of their employment agreements described above.

LEGAL PROCEEDINGS

The company is subject to lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the company.

On or about, March 11, 2002, we received a lawsuit from Mr. Douglas Nagel requesting that the company wire back $302,061.21 being held in the company's trust account. Subsequently, the company authorized its counsel to wire back the balance of the funds in escrow which totaled $236,406.70. The difference of $65,654.51 was used in the settlement of various account payables. Mr. Nagel and the company have not pursued additional legal action, claims or counter claims and continue to negotiate the terms of a new agreement.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARTS.COM, INC.



June 24, 2002                           By: /s/ Shawn D. Lucas
                                            ------------------------------------
                                            Shawn D. Lucas, President and
                                            Chief Financial Officer