Form 10QSB/A
period 2002-03-31
PARTS COM INC
filed 2002-07-03
CIK 1096494

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------

                                 FORM 10-QSB/A

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
                                                  ============         ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Three Months Ended
                                               -------------------------------
                                                 March 31           March 31
                                                   2002                2001
                                               -----------         -----------
NET SALES                                      $   132,065         $   134,128
COST OF SALES                                      116,190             131,558
                                               -----------         -----------
         GROSS PROFIT                               15,875               2,570
                                               -----------         -----------
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:

  Stock-Based Employee Compensation                 53,210             267,474

  Stock-Based Consulting Fees                        7,740              25,593

  Other                                            238,723             363,001

  Amortization                                       2,394             258,210

  Depreciation                                      30,971              39,635

INTEREST, NET (inclusive of noncash
 interest of $23,000 for
 2002 and $230,988 for 2001                         81,263             262,856
                                               -----------         -----------
         TOTAL SELLING, GENERAL AND
                ADMINISTRATIVE EXPENSES            414,301           1,216,769
                                               -----------         -----------
OTHER INCOME (EXPENSES)
  Loss on Sale of Assets                           (63,693)                 --
  Other Income                                     650,714                  --
                                               -----------         -----------
          TOTAL OTHER INCOME, NET                  587,021                  --
                                               -----------         -----------

NET INCOME (LOSS)                              $   188,595         $(1,214,199)
                                               ===========         ===========
NET INCOME (LOSS) PER COMMON SHARE:
    BASIC                                      $       .04         $      (.43)
    DILUTED                                    $       .02         $      (.43)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    BASIC                                        4,489,436           2,800,787
    DILUTED                                     11,167,938           2,800,787
                                               ===========         ===========


          See Accompanying Notes to Condensed Consolidated Financial Statements

                             PARTS.COM, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)




                                                                                                   Deferred
                                       Common Stock             Additional                       Stock-Based
                               ----------------------------      Paid-In        Accumulated        Employee
                                   Shares         Amount         Capital         Deficit        Compensation        Total
                               ------------    ------------    ------------    ------------     ------------     ------------
Balance - December 31, 2001       4,270,623    $      4,271    $ 25,160,277    $(28,707,234)    $    (89,904)    $ (3,632,590)

Issuance of common stock to
  employees                         100,000             100           29,600             --          (29,700)              --

Issuance of convertible
  debt with a beneficial
  conversion feature                     --              --          23,000              --               --           23,000

Issuance of common stock
  to officers and
  related parties                   629,376             629         187,044              --               --          187,673

Amortization of employee
  stock-based compensation               --              --              --              --           53,210           53,210

Net Income for the
  period                                 --              --              --         188,595               --          188,595
                               ------------    ------------    ------------    ------------     ------------     ------------
Balance - March 31, 2002          4,999,999    $      5,000    $ 25,399,921    $(28,518,639)    $    (66,394)    $ (3,180,112)
                               ============    ============    ============    ============     ============     ============



See Accompanying Notes To Condensed Consolidated Financial Statements

                         PARTS.COM, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31
                                                                ---------------------------------
                                                                    2002                 2001
                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                               $   188,595           $(1,214,199)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
   Gain on settlement of accounts payable                          (650,714)                   --
   Loss on Sale of Property and Equipment                            63,693                    --
   Amortization                                                       2,394               258,210
   Depreciation                                                      30,971                39,635
   Noncash interest expense                                          23,000               230,988
   Stock-based compensation and fees                                 60,950               293,067
   Provision for doubtful accounts                                   75,000                    --

Changes in operating assets and liabilities:
   Receivables                                                      (64,741)                9,086
   Prepaid Expense & Other assets                                    (1,094)               17,533
   Deferred revenue                                                   4,282              (120,086)
   Accounts payable & Accrued Expenses                              117,619               238,749
   Other current liabilities                                             --              (167,150)
                                                                -----------           -----------
Net cash used in operating activities                              (150,045)             (414,167)
                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Line of credit advances                                             132,630                    --
Proceeds from issuance of
  convertible promissory notes                                       23,000               300,000
Proceeds from related party notes payable                            10,483               128,500
Repayments of related party notes payable                           (13,951)              (62,500)
Repayments of notes payables                                         (2,155)                   --
Proceeds from issuance of common stock                                   --                40,000
                                                                -----------           -----------
Net cash provided by financing activities                           150,007               406,000
                                                                -----------           -----------

DECREASE IN CASH                                                        (38)               (8,167)
CASH, AT BEGINNING OF PERIOD                                            223                 8,683
                                                                -----------           -----------
CASH, AT END OF PERIOD                                          $       185           $       516
                                                                ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest:                             1,810                 1,015
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

         GOING CONCERN - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have never been profitable and expect to continue to incur operating losses until at least the end of the fiscal 2002. We may be unable to achieve profitability in the future. We have continued to suffer recurring losses from operations that to date, total $28,518,639. The Company used $150,045 and $414,167 of cash in operations for the three months ended March 31, 2002 and 2001, respectively and anticipates additional cash needs in the remainder of 2002. At March 31, 2002, the Company had a working capital deficit of $3,342,300 and cash of $185. The Company also had undeposited payroll taxes to the Internal Revenue Service for the period July 1, 2000 through March 31, 2002, resulting in an accrual for back payroll taxes in the amount of approximately 378,036 as of March 31, 2002, including estimated penalties and interest. The Company is currently negotiating a payment plan with the IRS, but no formal agreement has been reached. Due to cash deficiencies, the Company has also been unable to pay certain members of senior management as well as non-management employees their regular salaries when due, which has resulted in an accrual for back salaries of approximately $181,047 as of March 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

LIQUIDITY AND SOURCES OF CAPITAL

Since its inception, the Company has sustained recurring losses from operations that to date, total $28,518,639. The Company used $150,045 and $414,167 of cash in operations for the three months ended March 31, 2002 and 2001, respectively and anticipates additional cash needs in the remainder of 2002. At March 31, 2002, the Company had a working capital deficiency of $3,342,300 and cash of $185. The Company also has not deposited all of the back payroll taxes with the Internal Revenue Service ("IRS") for the period July 1, 2000 through March 31, 2002, resulting in an accrual for back payroll taxes in the amount of approximately $378,036 as of March 31, 2002, including penalties and interest. Subsequent to March 31, 2002, there have been no additional deposits paid to the IRS towards this obligation.

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


                                        PARTS.COM, INC.



July 3, 2002                            By: /s/ Shawn D. Lucas
                                            ------------------------------------
                                            Shawn D. Lucas, President and
                                            Chief Financial Officer